Form 10-Q
period 1996-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 1996-05-15
CIK 16804

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               ------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-3793

                         CANADA SOUTHERN PETROLEUM LTD.
 ...............................................................................
              Exact name of registrant as specified in its charter)

         NOVA SCOTIA, CANADA                           98-0085412
 ...............................................................................
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

            Suite 1410, One Palliser Square, 125 Ninth Avenue, S.E.,
                        Calgary, Alberta, Canada T2G OP6
 ...............................................................................
              (Address of principal executive offices) (Zip Code)

                                  403-269-7741
 ...............................................................................
              (Registrant's telephone number, including area code)

 ...............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

         Limited Voting Shares, par value $1.00 (Canadian) per share 12,685,491 shares outstanding as of May 1,1996.

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                          CANADA SOUTHERN PETROLEUM LTD.

                                            CONSOLIDATED BALANCE SHEETS
                                          (Expressed in Canadian dollars)
                                                    (unaudited)

                                                                                  March 31,           December 31,
                                                                                    1996                   1995


                                Assets

Current assets:
  Cash and cash equivalents                                                      $1,033,561          $  1,181,581
  Accounts and interest receivable                                                  324,361               350,598
  Prepaid insurance and other                                                       234,002               226,539
  Deferred costs                                                                    195,732               112,903
                                                                                 ----------           -----------
Total current assets                                                              1,787,656             1,871,621
                                                                                 ----------             ---------

Oil and gas properties and equipment
  (full cost method)                                                             10,491,964            10,508,619
                                                                                 ----------          ------------
                                                                                $12,279,620           $12,380,240
                                                                                ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                            $     234,930          $    125,509
  Accrued liabilities                                                               193,984               236,332
                                                                               ------------           -----------
Total current liabilities                                                           428,914               361,841
                                                                               ------------           -----------

Future site restoration costs                                                       311,728               306,728
                                                                               ------------           -----------

Shareholders' Equity
  Limited Voting Shares,  par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -12,675,491 and 12,645,791
     shares, respectively                                                        12,675,491            12,645,791
  Contributed surplus                                                            17,136,029            16,989,397
                                                                                -----------          ------------
                                                                                 29,811,520            29,635,188
  Deficit                                                                       (18,272,542)          (17,923,517)
                                                                                ------------          ------------
Total shareholders' equity                                                       11,538,978            11,711,671
                                                                                 ----------           -----------
                                                                                $12,279,620           $12,380,240
                                                                                ===========           ===========
                                       2

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                         Three months ended
                                                                                                March 31,

                                                                                     1996                    1995


Revenues:
  Oil sales                                                                   $     168,003             $   153,517
  Gas sales                                                                         121,326                  91,627
  Proceeds under carried interest agreements                                        225,227                   1,714
  Interest and other income                                                          15,908                  43,782
                                                                             --------------            ------------
                                                                                    530,464                 290,640
                                                                              -------------             -----------
Costs and expenses:
  General and administrative                                                        228,551                 342,873
  Legal                                                                             368,380                 213,808
  Lease operating costs                                                             117,632                 153,020
  Depletion, depreciation, and amortization                                         145,900                 100,922
  Foreign exchange (gains)                                                              670                    (792)
  Provision for future site restoration costs                                         5,000                   3,500
  Rent                                                                               13,356                  13,848
                                                                             --------------            ------------
                                                                                    879,489                 827,179
                                                                              -------------                 -------

  Loss before income taxes                                                         (349,025)               (536,539)
  Income taxes                                                                            -                       -
                                                                        -------------------       -----------------
Net loss                                                                           (349,025)               (536,539)
  Deficit - beginning of period                                                 (17,923,517)            (16,761,754)
                                                                                ------------            ------------
  Deficit - end of period                                                      $(18,272,542)           $(17,298,293)
                                                                               =============           =============

Average number of shares outstanding                                             12,662,391              12,612,791
                                                                             ==============            ============

Net loss per share                                                             $(.03)                   $(.04)
                                                                               =======                  ======
                                       3

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                          CANADA SOUTHERN PETROLEUM LTD.

                                       Consolidated Statements of Cash Flows
                                          (Expressed in Canadian dollars)
                                                    (unaudited)

                                                                                    Three months ended
                                                                                         March 31,

                                                                                  1996                   1995


Cash flows from operating  activities:
    Net loss                                                                  $ (349,025)          $   (536,539)
    Adjustments to reconcile net loss
       to net cash used in operating activity:
    Depreciation, depletion and amortization                                     145,900                100,922
    Future site restoration costs                                                  5,000                  3,500
                                                                            ------------           ------------
                                                                                (198,125)              (432,117)
                                                                              -----------            -----------
  Change in current assets and liabilities:
    Accounts and interest receivable                                              26,238                 57,359
    Prepaid insurance and other                                                  (90,292)                14,926
    Accounts payable                                                             109,420                (41,906)
    Accrued liabilities                                                          (42,348)                13,507
                                                                             ------------           -----------
                                                                                   3,018                 43,886
                                                                            ------------            -----------
Net cash used in operations                                                     (195,107)              (388,231)
                                                                              -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties                                           (129,245)               (99,086)
                                                                              -----------            -----------
Net cash used in investing activities                                           (129,245)               (99,086)
                                                                             ------------            -----------

Cash flows from financing activities:
  Exercise of stock options                                                      176,332                      -
                                                                              ----------        ---------------
  Net cash from financing activities                                             176,332                      -
                                                                              ----------        ---------------

Decrease in cash and cash equivalents                                           (148,020)              (487,317)
Cash and cash equivalents at the
  beginning of period                                                          1,181,581              2,225,882
                                                                               ---------             ----------
Cash and cash equivalents at the
  end of period                                                               $1,033,561             $1,738,565
                                                                              ==========             ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1996

Item 1.  Financial Statements - Notes

     The information for the three month periods ended March 31, 1996 and 1995 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

Liquidity and Capital Resources

         The Company's cash and cash equivalents ($1,034,000 at March 31, 1996), its $2,000,000 line of credit with a Canadian bank and operating revenues are the Company's principal sources of liquidity. These sources are expected to provide adequate liquidity for 1996. The Company has made no drawings under its bank line of credit during the last five years.

     Cash flow used in operations during 1996 decreased to $195,000 compared to $388,000 during the 1995 period. The $193,000 difference between the periods was caused primarily by the following:

     Reduction in loss from operations                     $234,000
     Net change in current assets and liabilities           (41,000)
                                                           --------
     Difference in net cash used in operations             $193,000
                                                           ========
         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. Properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached payout status. Proceeds from these carried interests plus oil and gas sales from working interest properties are the Company's major sources of working capital.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (continued)

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its normal capital expenditures for land acquisitions and drilling for fiscal year 1996 will be approximately $300,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

         The Company is presently offering approximately 1.3 million shares to its shareholders at $7.50 (U.S. $5.50) per share or a total of approximately $9.5 million. The offering is scheduled to conclude on June 24, 1996. If the offering is completely subscribed , the net proceeds ($9.2 million) from the offering are expected to be used for general corporate purposes, including working capital, property working interest requirements, exploration and development opportunities and the Kotaneelee gas field litigation.

         The Company has established a reserve for its potential share of future site restoration costs. The estimated amount of these costs, $690,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.

Results of Operations

         Three month period ended March 31, 1996 vs. March 31, 1995

         The net loss for the quarter ended March 31, 1996 was $349,025, ($.03 per share) compared to a net loss of $536,539 ($.04 per share) for the 1995 period. A summary of revenue and expenses during the periods is as follows:


                                            1996                         1995                       Net Change
                                            ----                         ----                       ----------

Revenues                                $  530,464                    $  290,640                     $239,824
Costs and expenses                         879,489                       827,179                      (52,310)
                                         ---------                    ----------                    ----------
Net loss                                 $(349,025)                   $ (536,539)                    $187,514
                                         ==========                   ===========                    ========

                                       6

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (continued)

         Oil sales increased 9% due to a 9% increase in production which more than offset a 1% decrease in the price of oil sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:


                                          1996                                                1995

                                     Average price                                        Average price
                        bbls            per bbl              Total          bbls            per bbl               Total

Oil sales               8,985            $21.72            $195,000         8,241             $21.93            $181,000
Royalties paid                                              (27,000)                                             (27,000)
                                                           ---------                                            ---------
Total                                                      $168,000                                             $154,000
                                                           ========                                             ========

         Gas sales increased 32%. There was a 33% increase in units sold and an 8% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                              1995                                              1994

                                         Average price                                     Average price
                            mmcf            per mcf           Total            mmcf           per mcf           Total

Gas sales                    72              $1.56            $112,000          54             $1.45             $78,000
Royalty income                                                  24,000                                            24,000
Royalties paid                                                 (15,000)                                          (10,000)
                                                               --------                                          --------
Total                                                         $121,000                                           $92,000
                                                              ========                                           =======

         Proceeds under carried interest agreements increased to $225,000 during 1996 compared to $1,700 in 1995. The operator of the Company's carried interest properties significantly increased its development activities during 1994 and early 1995, thereby incurring additional expenses. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses. The current quarter benefited from increased production as a result of these development activities.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations (continued)

         Interest and other income was 64% lower in 1996. Interest income was lower in the current period due to the decrease in funds available to invest during 1996 compared to the prior period. In addition, the 1996 period includes proceeds from the sale of seismic data in the amount of $5,000 compared to $13,000 in 1995.

         General and administrative costs decreased 33% in 1996 from $343,000 to $229,000 in the current period. The prior period included higher salary expenses related to retired personnel. In addition, cost reduction efforts were successful in reducing other general and administrative costs.

         Legal expenses increased 72% to $368,000 from $214,000 in the prior period. These expenses are related primarily to the Kotaneelee litigation and increased as a result of trial preparation for the trial scheduled to commence on September 3, 1996.

         Lease operating costs decreased 23% from $153,000 to $118,000 in the current period. The reduction represents lower charges by the operators of the Company's properties during the current period.

         Depletion, depreciation and amortization expense was 45% higher in the current period due to an increase in estimated future capital costs to develop existing reserves, a reduction in proved reserves and an increase in the number of units produced.

     Provision for restoration costs increased to $5,000 in 1996 compared to $3,500 in 1995 as a result of increased production.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1996


Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  On January 22, 1996, the Company filed a report on Form 8-K to report that the Court of Queens Bench, Calgary, Alberta, Canada, entered an Order of Discontinuance of Action by AlliedSignal Inc. against the Company. AlliedSignal Inc. and the Company entered into Covenants Not to Sue which settled a claim by AlliedSignal against the Company with neither company making any payment to the other.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CANADA SOUTHERN PETROLEUM LTD.
                                                        Registrant




Date:  May 10, 1996                           By  /s/ Beverley A. Scobie
                                                  ----------------------
                                              Treasurer and Chief Financial and
                                              Accounting Officer