Form 10-Q
period 1996-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 1996-08-07
CIK 16804

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996
                               -----------------------

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

     Limited Voting Shares, par value $1.00 (Canadian) per share 13,954,040 shares outstanding as of August 1,1996.

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                          CANADA SOUTHERN PETROLEUM LTD.

                                            CONSOLIDATED BALANCE SHEETS
                                          (Expressed in Canadian dollars)
                                                    (unaudited)


                                                                                 June 30,              December 31,
                                                                                   1996                   1995


                                Assets

Current assets:
  Cash and cash equivalents                                                     $ 3,196,781          $  1,181,581
  U.S. Government securities                                                      4,002,387                     -
  Accounts and interest receivable                                                3,152,027               350,598
  Prepaid insurance and other                                                       221,434               226,539
  Deferred costs                                                                          -               112,903
                                                                            ---------------           -----------
Total current assets                                                             10,572,629             1,871,621
                                                                                 ----------             ---------

Oil and gas properties and equipment
  (full cost method)                                                             10,465,182            10,508,619
                                                                                 ----------          ------------
                                                                                $21,037,811           $12,380,240
                                                                                ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                             $    268,896          $    125,509
  Accrued liabilities                                                               349,748               236,332
                                                                                 ----------           -----------
Total current liabilities                                                           618,644               361,841
                                                                                 ----------           -----------

Future site restoration costs                                                       302,379               306,728
                                                                                 ----------           -----------

Shareholders' Equity
  Limited Voting Shares,  par value $1 per share Authorized - 100,000,000 shares
  Outstanding -13,954,040 and 12,645,791
     shares, respectively                                                        13,954,040            12,645,791
  Contributed surplus                                                            24,921,660            16,989,397
                                                                                 ----------          ------------
                                                                                 38,875,700            29,635,188
  Deficit                                                                       (18,758,912)          (17,923,517)
                                                                                ------------          ------------
Total shareholders' equity                                                       20,116,788            11,711,671
                                                                                -----------           -----------
                                                                                $21,037,811           $12,380,240
                                                                                ===========           ===========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                  Three months ended                       Six months ended
                                                                        June 30,                                June 30,

                                                                1996                1995                  1996               1995


Revenues:
  Oil sales                                              $     160,911         $    145,581         $    328,914      $   299,098
  Gas sales                                                     60,606              102,158              181,932          193,786
  Proceeds under carried interest agreements                   260,757              100,888              485,984          102,602
  Interest and other income                                     57,899               32,469               73,807           76,251
                                                         -------------         ------------         ------------      -----------
                                                               540,173              381,096            1,070,637          671,737
                                                          ------------          -----------           ----------       ----------
Costs and expenses:
  General and administrative                                   315,403              297,651              543,954          640,524
  Legal                                                        434,351              203,175              802,731          416,984
  Lease operating costs                                        124,695              118,382              242,327          271,402
  Depletion, depreciation, and amortization                    129,900              139,907              275,800          240,830
  Foreign exchange loss (gain)                                   5,005               11,071                5,675           10,278
  Provision for future site restoration costs                    4,400                4,600                9,400            8,100
  Rent                                                          12,789               13,848               26,145           27,696
                                                         -------------          -----------          -----------      -----------
                                                             1,026,543              788,634            1,906,032        1,615,814
                                                           -----------           ----------            ---------        ---------
  Loss before income taxes                                    (486,370)            (407,538)            (835,395)        (944,077)
  Income taxes                                                        -                   -                    -                -
                                                      -----------------     ---------------      ---------------    -------------
Net loss                                                      (486,370)            (407,538)            (835,395)        (944,077)

  Deficit - beginning of period                            (18,272,542)         (17,298,293)         (17,923,517)     (16,761,754)
                                                           ------------         ------------         ------------     ------------
  Deficit - end of period                                 $(18,758,912)        $(17,705,831)        $(18,758,912)    $(17,705,831)
                                                          =============        =============        =============    =============

Average number of shares outstanding                        13,000,128           12,612,791           12,853,512       12,612,791
                                                            ==========         ============           ==========     ============

Net loss per share                                           $(.04)               $(.03)               $(.06)          $ (.07)
                                                             ======               ======               ======          =======

                                          PART I - FINANCIAL INFORMATION

                                           ITEM 1. FINANCIAL STATEMENTS

                                          CANADA SOUTHERN PETROLEUM LTD.

                                       Consolidated Statements of Cash Flows
                                          (Expressed in Canadian dollars)
                                                    (unaudited)


                                                                                     Six months ended
                                                                                             June 30,

                                                                                 1996                   1995
                                                                                 ----                   ----

Cash flows from operating  activities:
    Net loss                                                                   $(835,395)             $(944,077)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization                                   275,800                240,830
      Future site restoration costs                                               (4,349)                 8,100
    Change in current assets and liabilities:
      Accounts and interest receivable                                        (2,801,428)               (49,633)
      Prepaid insurance and other                                                118,008                 12,261
      Accounts payable                                                           143,386                (10,527)
      Accrued liabilities                                                        113,416                  4,159
                                                                              ----------           ------------
  Net cash used in operations                                                 (2,990,562)              (738,887)
                                                                              -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (Net)                                     (232,363)              (208,920)
  Purchase of U.S. Government securities                                      (4,002,387)                     -
                                                                              -----------      ----------------
Net cash used in investing activities                                         (4,234,750)              (208,920)
                                                                              -----------            -----------

Cash flows from financing activities:
  Sale of Limited Voting shares less expenses                                  9,029,680                      -
  Exercise of stock options                                                      210,832                      -
                                                                             -----------        ---------------
  Net cash from financing activities                                           9,240,512                      -
                                                                              ----------        ---------------

Increase (decrease) in cash and cash equivalents                               2,015,200               (947,807)
Cash and cash equivalents at the
  beginning of period                                                          1,181,581              2,225,882
                                                                              ----------              ---------
Cash and cash equivalents at the
  end of period                                                               $3,196,781             $1,278,075
                                                                              ==========             ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

     The information for the three and six month periods ended June 30, 1996 and 1995 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital of $9,954,000 at June 30, 1996, and operating revenues are the Company's principal sources of liquidity. These sources are expected to provide adequate liquidity for the forseeable future.

     On June 24, 1996, the Company concluded its offering of approximately 1.3 million shares to its shareholders at $7.50 per share. The offering was oversubscribed and the proceeds to the Company were approximately $9 million after the expenses of the offering.

     Cash flow used in operations during 1996 increased to $2,991,000 compared to $739,000 during the 1995 period. The $2,252,000 difference between the periods was caused primarily by the following:

        Reduction in loss from operations                      $     109,000
        Amount due from transfer agent from sale of shares        (2,696,000)
        Net change in current assets and liabilities                 335,000
                                                                ------------
        Difference in net cash used in operations               $ (2,252,000)
                                                                =============

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

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its normal capital expenditures for land acquisitions and drilling for fiscal year 1996 will be at least $300,000. With the funds available from the recent sale of shares, the Company has started to increase its exploration activities. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

     The Company has established a reserve for its potential share of future site restoration costs. The estimated amount of these costs, $690,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.

Results of Operations

     Three month period ended June 30, 1996 vs. June 30, 1995

     The net loss for the quarter ended June 30, 1996 was $486,370, ($(.03) per share) compared to a net loss of $407,538 ($.03 per share) for the 1995 period. A summary of revenue and expenses during the periods is as follows:


                                     1996                            1995                      Net Change

                                     ----                            ----                      ----------
Revenues                          $   540,173                    $  381,096                    $ 159,077
Costs and expenses                 (1,026,543)                     (788,634)                    (237,909)
                                   -----------                   -----------                   ----------
Net loss                          $  (486,370)                   $ (407,538)                  $  (78,832)
                                  ============                   ===========                  ===========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Oil sales increased 11% due to a 17% increase in the price of oil sold which was partially offset by a despite a 9% decrease in the number of units sold. Unless there are new discoveries or additional development drilling is undertaken by the operators of the properties, production will continue to decline in the future. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                            Three month period ended June 30,
                                          1996                                                1995

                                     Average price                                        Average price
                        bbls            per bbl            Total             bbls            per bbl            Total

Oil sales               6,950            $26.52            $184,000         7,631             $22.70            $173,000
Royalties paid                                              (23,000)                                             (27,000)
                                                           ---------                                            ---------
Total                                                      $161,000                                             $146,000
                                                           ========                                             ========

     Gas sales decreased 41%. There was a 63% decrease in units sold which was partially offset by a 17% increase in gas prices. During the period certain gas wells were shut-in. In addition, the Company did not receive revenue from a recomplete well because the Company's share of the costs were being deducted from revenues. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                            Three month period ended June 30,
                                              1996                                              1995

                                         Average price                                     Average price
                            mmcf            per mcf           Total            mmcf           per mcf           Total

Gas sales                    30              $1.44             $43,000          81             $1.23            $100,000
Royalty income                                                  25,000                                            20,000
Royalties paid                                                  (7,000)                                          (18,000)
                                                              ---------                                         ---------
Total                                                          $61,000                                          $102,000
                                                               =======                                          ========

     Proceeds under carried interest agreements increased to $261,000 during 1996 compared to $101,000 in 1995. The operator of the Company's carried interest properties significantly increased its development activities during 1995, thereby incurring additional expenses. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses. The current quarter benefited from increased production as a result of these development activities.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

     Interest and other income was 78% higher in 1996. Interest income was 63% lower in the current period due to the decrease in funds available to invest during 1996 compared to the prior period. However, the 1996 period includes proceeds from the sale of seismic data in the amount of $48,173 compared to $9,726 in 1995.

     Legal expenses increased 113% to $434,000 from $203,000 in the prior period. These expenses are related primarily to the Kotaneelee litigation which increased as a result of trial preparation for the trial scheduled to commence on September 3, 1996.

     Lease operating costs increased 5% from $118,000 to $125,000 in the current period. The increase represents higher charges by the operators of the Company's properties during the current period.

     Depletion, depreciation and amortization expense was 7% lower in the current period due to the decrease in the number of units produced.

     Income taxes. No provision for income taxes is required for the current period.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

Six month period ended June 30, 1996 vs. June 30, 1995

     The net loss for the six months ended June 30, 1996 was $835,395, ($.06 per share) compared to a loss of $944,077 ($.07 per share) for the 1995 quarter. A summary of revenue and expenses during the periods is as follows:

                                1996                    1995                      Net Change
                                ----                    ----                      ----------

Revenues                      $1,070,637               $  671,737                $398,900
Costs and expenses            (1,906,032)              (1,615,814)               (290,218)
                              -----------              -----------               ---------
Net loss                     $  (835,395)               $(944,077)               $108,682
                             ============               ==========               ========

                                  Oil Revenues

         Oil sales increased by 10% due primarily to a 7% increase in the average price of oil sold and a slight increase in production. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                           Six month period ended June 30
                                1996 Sales                                                 1995 Sales

                                           Average                                       Average
                                            price                                         price
                               bbls        per bbl           Total          bbls         per bbl          Total

Oil sales                     15,935        $23.81          $379,000       15,872        $22.30          $354,000
Royalties paid                                               (50,000)                                     (55,000)
                                                            ---------                                   ----------
     Total                                                  $329,000                                     $299,000
                                                            ========                                     ========

                                  Gas Revenues

         Gas sales decreased 6% due to a 24% decrease in units sold which was partially offset by a 16% increase in the average price for gas. The volumes in million cubic feet ("mmcf"), and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

                                           Six month period ended June 30
                                1996 Sales                                                 1995 Sales


                                                            Average
                                           Average           Daily                       Average
                                            price         Production                      price
                               mmcf        per mcf            mcf           Total        per mcf          Total

Gas sales                      102          $1.53             $156,000       135          $1.32          $178,000
Royalty income                                                  48,000                                     44,000
Royalties paid                                                 (22,000)                                   (29,000)
                                                             ----------                                   --------
                                                              $182,000                                   $193,000
                                                              ========                                   ========

     Proceeds under carried interest agreements were $486,000 during the current period compared to $103,000 for 1995. The operator of the Company's carried interest properties significantly increased its development activities in 1995, thereby incurring additional expenses. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses. The current period benefited from increased production as a result of these development activities.

     General and administrative costs decreased 15% from $644,000 last year to $544,000 for the first six months of 1996. Salaries, accounting and auditing expenses were reduced during the period.

     Legal expenses increased 93% to $803,000 in 1996 compared to $417,000 in the prior year. These expenses are related primarily to the Kotaneelee litigation which increased as a result of trial preparation for the trial schedule to commence on September 3, 1996.

     Lease operating costs were 11% lower due to reduced charges by the operators of the Company's properties.

     Depletion, depreciation and amortization expense was 15% higher due a reduction in reserves which increased in the cost per unit sold.

     Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1996


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) On June 24, 1996, the Company held its Annual General Meeting of Shareholders.

     (b) Mr. C. Dean Reasoner was reelected as a director of the Company. The vote was as follows:

          For                  542,666
          Abstain               35,598

     (c) The firm of Ernst & Young, chartered accountants, was appointed as the Company's independent auditors for the year ending December 31, 1996. The vote was as follows:

          For                  553,428
          Against               10,330
          Abstain               14,506

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     On June 26, 1996, the Company filed a Report on Form 8-K to report the Company's announcement that the offering of 1,268,549 shares of its Limited Voting Shares at U.S.$5.50 ($7.50 Can.) was oversubscribed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CANADA SOUTHERN PETROLEUM LTD.
                                           Registrant




Date:  August 6, 1996            By  /s/ Beverley A. Scobie
                                      Treasurer and Chief Financial and
                                      Accounting Officer