Form 10-Q
period 1996-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 1996-11-08
CIK 16804

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                               ----------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to____________________

Commission file number     1-3793

                         CANADA SOUTHERN PETROLEUM LTD.
 ................................................................................
              Exact name of registrant as specified in its charter)

         NOVA SCOTIA, CANADA                            98-0085412
 ................................................................................
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

Suite 1410, One Palliser Square, 125 Ninth Avenue, S.E., Calgary, Alberta,
                                 Canada T2G OP6
 ................................................................................
(Address of principal executive offices)                   (Zip Code)

                                  403-269-7741
 ................................................................................
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 13,956,540 shares outstanding as of October 31,1996.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                               September 30,           December 31,
                                                                                    1996                   1995


                                Assets

Current assets:
  Cash and cash equivalents                                                      $3,595,927          $  1,181,581
  U.S. Government securities                                                      5,419,365                     -
  Accounts and interest receivable                                                  804,229               350,598
  Prepaid insurance and other                                                       241,521               226,539
  Deferred costs                                                                          -               112,903
                                                                                 ----------             ---------
Total current assets                                                             10,061,042             1,871,621
                                                                                 ----------             ---------

Oil and gas properties and equipment
  (full cost method)                                                             10,583,621            10,508,619
                                                                                 -----------         ------------
                                                                                $20,644,663           $12,380,240
                                                                                ============          ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                            $     321,245          $    125,509
  Accrued liabilities                                                               170,325               236,332
                                                                                -----------           -----------
Total current liabilities                                                           491,570               361,841
                                                                                -----------           -----------

Future site restoration costs                                                       302,672               306,728
                                                                                -----------           -----------

Shareholders' Equity
  Limited Voting Shares,  par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -13,956,540 and 12,645,791
     shares, respectively                                                        13,956,540            12,645,791
  Contributed surplus                                                            24,930,964            16,989,397
                                                                                -----------          ------------
                                                                                 38,887,504            29,635,188
  Deficit                                                                       (19,037,083)          (17,923,517)
                                                                               -------------          ------------
Total shareholders' equity                                                       19,850,421            11,711,671
                                                                                -----------           -----------
                                                                                $20,644,663           $12,380,240
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                  Three months ended                    Nine months ended
                                                                      September 30,                       September 30,

                                                                1996                1995             1996                 1995

Revenues:
  Oil sales                                                $   168,983         $    115,013         497,897          $   414,111
  Gas sales                                                    101,858              106,081         283,790              299,867
  Proceeds under carried interest agreements                   121,452              341,460         607,436              444,062
  Interest and other income                                    161,562               31,725         235,369              107,976
                                                            ----------         ------------       ----------          -----------
                                                               553,855              594,279       1,624,492            1,266,016
                                                            ----------          -----------       ---------           ----------
Costs and expenses:
  General and administrative                                   177,820              159,016         721,774              799,540
  Legal                                                        426,357              185,297       1,229,088              602,281
  Lease operating costs                                         69,743              132,256         312,070              403,658
  Depletion, depreciation, and amortization                    127,182              134,300         402,982              375,130
  Foreign exchange loss                                         12,705                7,772          18,380               18,050
  Provision for future site restoration costs                    4,800                4,500          14,200               12,600
  Rent                                                          13,419               11,265          39,564               38,961
                                                            ----------          -----------      ------------         ------------
                                                               832,026              634,406       2,738,058            2,250,220
                                                             ---------           ----------      ----------           ----------
  Loss before income taxes                                    (278,171)             (40,127)     (1,113,566)            (984,204)
  Income taxes                                                       -                    -               -                    -
                                                        --------------      ---------------     ------------         ------------
Net loss                                                      (278,171)             (40,127)     (1,113,566)            (984,204)

  Deficit - beginning of period                            (18,758,912)         (17,705,831)    (17,923,517)         (16,761,754)
                                                           ------------         ------------    ------------        -------------
  Deficit - end of period                                 $(19,037,083)        $(17,745,958)   $(19,037,083)        $(17,745,958)
                                                          =============        =============    =============        ============

Average number of shares outstanding                        13,955,290           12,616,541      13,184,171           12,614,291
                                                            ==========         ============      ==========           ==========

Net loss per share                                           $(.02)                $(-)            $(.08)              $ (.08)
                                                             ======                ====            ======              =======

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                    Nine months ended
                                                                                       September 30,

                                                                                   1996                   1995
                                                                                   ----                   ----
Cash flows from operating  activities:
    Net loss                                                                 $(1,113,566)             $(984,204)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization                                   402,982                375,130
      Future site restoration costs                                               (4,060)                12,600
    Change in current assets and liabilities:
      Accounts and interest receivable                                          (453,631)               (79,469)
      Prepaid insurance and other                                                 97,921                 19,893
      Accounts payable                                                           195,735                (20,444)
      Accrued liabilities                                                        (66,008)                15,026
                                                                             ------------           -----------
  Net cash used in operations                                                   (940,627)              (661,468)
                                                                              -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (Net)                                     (477,978)              (302,927)
  Purchase of U.S. Government securities                                      (5,419,365)                     -
                                                                              -----------      ----------------
Net cash used in investing activities                                         (5,897,343)              (302,927)
                                                                              -----------            -----------

Cash flows from financing activities:
  Sale of Limited Voting shares less expenses                                  9,019,609                (61,693)
  Exercise of stock options                                                      232,707                 51,750
                                                                             -----------             ----------
  Net cash from financing activities                                           9,252,316                 (9,943)
                                                                              ----------            ------------

Increase (decrease) in cash and cash equivalents                               2,414,346               (974,338)
Cash and cash equivalents at the
  beginning of period                                                          1,181,581              2,225,882
                                                                              ----------              ---------
Cash and cash equivalents at the
  end of period                                                               $3,595,927             $1,251,544
                                                                              ==========             ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and nine month periods ended September 30, 1996 and 1995 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

         The Company's working capital of $9.6 million at September 30, 1996, and operating revenues are the Company's principal sources of liquidity. These sources are expected to provide adequate liquidity for the foreseeable future.

         On June 24, 1996, the Company  concluded its offering of  approximately
1.3 million shares to its shareholders at $7.50 per share. The offering was oversubscribed and the proceeds to the Company were approximately $9 million after the expenses of the offering.

         Cash flow used in operations during the nine months ended September 30, 1996 increased to $941,000 compared to $661,000 during the comparable 1995 period. The $280,000 difference between the periods was caused primarily by the following:

Increase in loss from operations                   $118,000
Increase in accounts receivable                     297,000
Net change in current liabilities                  (135,000)
                                                  ---------
Difference in net cash used in operations          $280,000

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. Properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached payout status. Proceeds from these carried interests plus oil and gas sales from working interest properties are the Company's major sources of normal working capital.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for fiscal year 1996 will be at least $800,000 with $478,000 spent through September 30, 1966. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

         The Company has established a reserve for its potential share of future site restoration costs. The estimated amount of these costs, $690,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.

Results of Operations

         Three month period ended September 30, 1996 vs. September 30, 1995

         The net loss for the quarter ended September 30, 1996 was $278,121 $(.02) per share) compared to a net loss of $40,127 ($.00 per share) for the 1995 period. A summary of revenue and expenses during the periods is as follows:


                           1996             1995            Net Change
                           ----             ----            ----------
Revenues                $ 553,855       $  594,279         $  (40,424)
Costs and expenses       (832,026)        (634,406)          (197,620)
                        ---------        ---------         ----------
Net loss                $(278,171)      $  (40,127)         $(238,044)
                       ==========       ===========        ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Oil sales increased 47% due to a 1% increase in the price of oil sold and a 40% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                       Three month period ended September 30,
                                           1996                                            1995
                        -----------------------------------------      ---------------------------------------------
                                   Average price                                   Average price
                         bbls         per bbl             Total         bbls          per bbl                Total

Oil sales               7,569          $25.83             $196,000     5,402           $25.46              $138,000
Royalties paid                                             (27,000)                                         (23,000)
                                                          ---------                                        ---------
Total                                                     $169,000                                         $115,000
                                                          ========                                         ========

         Gas sales decreased 4%. There was a 22% decrease in units sold which was partially offset by a 13% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                        Three month period ended September 30,
                                             1996                                            1995
                        -----------------------------------------      ---------------------------------------------
                                     Average price                                   Average price
                         mmcf           per mcf             Total         mmcf          per mcf             Total

Gas sales                 51             $1.60               $82,000       65            $1.41             $  92,000
Royalty income                                                24,000                                          24,000
Royalties paid                                                (4,000)                                        (10,000)
                                                            ---------                                       ---------
Total                                                       $102,000                                        $106,000
                                                            ========                                        ========

         Proceeds under carried interest agreements decreased to $121,000 during 1996 compared to $341,000 in 1995. The operator of the Company's carried interest properties significantly increased its development activities during 1995, thereby incurring additional expenses. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses. The 1995 quarter benefited from increased production as a result of these development activities and included a nonrecurring production payment. In addition, there were increased development activities during the current quarter.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Interest and other income was 409% higher in 1996. Interest income increased from $16,000 to $121,000 in the current period due to the increase in funds available for investment during 1996 compared to the prior period. In addition, the 1996 period includes proceeds from the sale of seismic data in the amount of $41,000 compared to $16,000 in 1995.

         Legal expenses increased 130% to $426,000 in 1996 from $185,000 in the 1995 period. These expenses are related primarily to the Kotaneelee litigation which increased as a result of preparation for the trial which began on September 3, 1996 and the actual costs of the trial.

         Lease operating costs decreased 47% from $134,000 to $70,000 in the current period. The decrease represents lower charges by the operators of the Company's properties during the current period.

         Income taxes. No provision for income taxes is required for the current period.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

Nine month period ended September 30, 1996 vs. September 30, 1995

         The net loss for the nine months ended June 30, 1996 was $1,113,568, ($.08 per share) compared to a loss of $984,204 ($.08 per share) for the 1995 period. A summary of revenue and expenses during the periods is as follows:

                        1996               1995          Net Change
                        ----               ----          ----------
Revenues             $1,624,492        $1,266,016        $358,476
Costs and expenses   (2,738,060)       (2,250,220)       (487,840)
                    -----------       -----------       ----------
Net loss            $(1,113,568)       $ (984,204)      $(129,364)
                    ============      ============      ==========

                                  Oil Revenues

         Oil sales increased by 20% due primarily to a 6% increase in the average price of oil sold and a 10% increase in production. Oil unit sales in barrels ("bbls"), the average price per barrel sold and the average daily production during the periods indicated were as follows:

                                       Nine month period ended September 30,
                                         1996 Sales                                     1995 Sales
                              ---------------------------------------     ----------------------------------------
                                           Average                                       Average
                                            price                                         price
                               bbls        per bbl           Total          bbls         per bbl          Total

Oil sales                     23,467        $24.37          $575,000       21,274        $23.10          $491,000
Royalties paid                                               (77,000)                                     (77,000)
                                                            ---------                                   ----------
     Total                                                  $498,000                                     $414,000
                                                            ========                                     ========

                                  Gas Revenues

         Gas sales decreased 5% due to a 24% decrease in units sold which was partially offset by a 14% increase in the average price for gas. The volumes in million cubic feet ("mmcf"), and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

                                        Nine month period ended September 30,
                                           1996 Sales                                    1995 Sales
                        ---------------------------------------------     -----------------------------------------
                                     Average price                                   Average price
                         mmcf           per mcf                Total      mmcf          per mcf               Total

Gas sales                 152            $1.54               $237,000     200            $1.35             $270,000
Royalty income                                                 73,000                                        68,000
Royalties paid                                                (26,000)                                      (29,000)
                                                            ----------                                      --------
                                                             $284,000                                      $300,000
                                                             ========                                      ========

         Proceeds under carried interest agreements were $607,000 during the current period compared to $444,000 for 1995. The operator of the Company's carried interest properties significantly increased its development activities in 1995, thereby incurring additional expenses. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses. The current period benefited from increased production as a result of these development activities.

     General and administrative costs decreased 10% from $800,000 in 1995 to $722,000 in 1996. Salaries, accounting and auditing expenses were reduced during the period.

         Legal expenses increased 104% to $1,229,000 in 1996 compared to $602,000 in 1995. These expenses are related primarily to the Kotaneelee litigation which increased as a result of preparation for the trial which began on September 3, 1996 and the actual costs of the trial.

         Lease operating costs were 23% lower from $404,000 in 1995 to $312,000 in 1996 due to reduced charges by the operators of the Company's properties.

         Depletion, depreciation and amortization expense was 7% higher from $375,000 in 1995 to $403,000 in 1996 due to a reduction in reserves which increased in the cost per unit sold.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1996


Item 5.  Other Information

     On October 17, 1996, the Company announced that the trial of its lawsuit against Amoco Canada and other Kotaneelee working interest partners was adjourned pending resolution of a conflict of interest dispute involving Amoco Canada's law firm. A hearing has been scheduled on November 20, 1966 to resolve the dispute.

Item 6.  Exhibits and Reports on Form 8-K

                  None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CANADA SOUTHERN PETROLEUM LTD.
                                             Registrant




Date:  November 8, 1996            By  /s/ Beverley A. Scobie
                                   Treasurer and Chief Financial and
                                   Accounting Officer