Form 10-Q
period 1997-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 1997-05-12
CIK 16804

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                               --------------------------------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

         Limited Voting Shares, par value $1.00 (Canadian) per share 13,956,540 shares outstanding as of May 2,1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                  March 31,        December 31,
                                                    1997               1996
                                                  ---------        ------------

                    Assets

Current assets:
  Cash and cash equivalents                   $   2,684,169       $   2,709,597
  U.S. Government securities                      2,629,603           3,404,213
  Accounts and interest receivable                  801,936             635,223
  Prepaid insurance and other                       235,552             227,368
                                              -------------       -------------
Total current assets                              6,351,260           6,976,401
                                              -------------       -------------

U.S. Government securities                        2,069,849           2,048,573
                                              -------------       -------------

Oil and gas properties and equipment
  (full cost method)                             11,766,652          11,349,945
                                               ------------        ------------
                                                $20,187,761         $20,374,919
                                                ===========         ===========

     Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                              $   603,367         $   439,837
  Accrued liabilities                               219,705             182,104
                                                -----------         -----------
Total current liabilities                           823,072             621,941
                                                -----------         -----------

Future site restoration costs                       218,039             250,274
                                                 ----------          ----------

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -13,956,540 shares                 13,956,540          13,956,540
  Contributed surplus                            24,930,964          24,930,964
                                                 ----------          ----------
                                                 38,887,504          38,887,504
  Deficit                                       (19,740,854)        (19,384,800)
                                                ------------        ------------
Total shareholders' equity                       19,146,650          19,502,704
                                                 ----------          ----------
                                                $20,187,761         $20,374,919
                                                ===========         ===========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                         Three months ended
                                                              March 31,

                                                       1997              1996
                                                      ------            ------

Revenues:
  Oil sales                                     $     294,397     $     168,003
  Gas sales                                           187,678           121,326
  Proceeds under carried interest agreements              686           225,227
  Interest and other income                           105,137            15,908
                                                 -------------    --------------
                                                      587,898           530,464
                                                 -------------    --------------
Costs and expenses:
  General and administrative                          290,969           228,551
  Legal                                               335,772           368,380
  Lease operating costs                               234,889           117,632
  Depletion, depreciation, and amortization           128,200           145,900
  Foreign exchange loss                               (64,553)              670
  Provision for future site restoration costs           5,000             5,000
  Rent                                                 13,675            13,356
                                                 -------------    --------------
                                                      943,952           879,489
                                                 -------------    --------------
  Loss before income taxes                           (356,054)         (349,025)
  Income taxes                                              -                 -
                                                 -------------    --------------
Net loss                                             (356,054)         (349,025)

  Deficit - beginning of period                   (19,384,800)      (17,923,517)
                                                 -------------     -------------
  Deficit - end of period                        $(19,740,854)     $(18,272,542)
                                                 =============     =============

Average number of shares outstanding               13,956,540        12,662,391
                                                   ==========        ==========

Net loss per share                                   $(.03)            $(.03)
                                                     ======            ======

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)


                                                          Three months ended
                                                               March 31,

                                                        1997             1996
                                                       ------           ------

Cash flows from operating  activities:
    Net loss                                      $   (356,054)     $  (349,025)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization         128,200          145,900
      Future site restoration costs                    (32,235)           5,000
    Change in current assets and liabilities:
      Accounts and interest receivable                (166,713)          26,238
      Prepaid insurance and other                       (8,184)         (90,292)
      Accounts payable                                 163,530          109,420
      Accrued liabilities                               37,601          (42,348)
                                                   ------------     ------------
  Net cash used in operations                         (233,855)        (195,107)
                                                   ------------     ------------

Cash flows from investing activities:
  Additions to oil and gas properties (Net)           (544,907)        (129,245)
  Sale (purchase) of U.S. Government securities        753,334                -
                                                   ------------     ------------
Net cash used in investing activities                  208,427         (129,245)
                                                   ------------     ------------

Cash flows from financing activities:
  Exercise of stock options                                  -          176,332
                                                   ------------     ------------
  Net cash from financing activities                         -          176,332
                                                   ------------     ------------

Increase (decrease) in cash and cash equivalents       (25,428)        (148,020)
Cash and cash equivalents at the
  beginning of period                                2,709,597        1,181,581
                                                   ------------     ------------
Cash and cash equivalents at the
  end of period                                     $2,684,169       $1,033,561
                                                    ==========       ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1997
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three month periods ended March 31, 1997 and 1996 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

         At March 31, 1997, the Company had approximately $7.6 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the three months ended March 31, 1997 increased to $234,000 compared to $195,000 during the comparable 1996 period. The $39,000 difference between the periods was caused primarily by the following:

               Increase in loss from operations               $(62,000)
               Increase in accounts receivable                (111,000)
               Net change in current liabilities               134,000
                                                              ---------
               Difference in net cash used in operations      $(39,000)

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

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1997 will be approximately $2.3 million, of which approximately $545,000 has been spent through March 31, 1997. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended March 31, 1997 vs. March 31, 1996

         The net loss for the quarter ended March 31, 1997 was $356,054 ($(.03) per share) compared to a net loss of $349,025 ($.03 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                              1997                  1996              Net Change
                              ----                  ----              ----------
Revenues                     587,898             $ 530,464              57,434
Costs and expenses          (943,952)             (879,489)            (64,463)
                            ---------             ---------            --------
Net loss                   $(356,054)            $(349,025)            $(7,029)
                           ==========            ==========            ========

         Oil sales increased 75% due to a 14% increase in the price of oil sold and a 54% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                     Three month period ended March 31,
                                           1997                                            1996
                        -------------------------------------------     --------------------------------------------
                                    Average price                                    Average price
                         bbls          per bbl            Total          bbls           per bbl             Total
Oil sales               13,860          $24.82           $344,000       8,985            $21.72            $195,000
Royalties paid                                            (50,000)                                          (27,000)
                                                        ----------                                        ----------
Total                                                    $294,000                                          $168,000
                                                         ========                                          ========


                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Gas sales increased 55%. There was a 38% decrease in units sold which was offset by a 156% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                                     Three month period ended March 31,
                                            1997                                              1996
                         --------------------------------------------       -------------------------------------------
                                      Average price                                      Average price
                         mmcf            per mcf             Total          mmcf            per mcf             Total
Gas sales                 45              $3.99             $180,000        72              $1.56              $112,000
Royalty income                                                55,000                                             24,000
Royalties paid                                               (47,000)                                           (15,000)
                                                           ----------                                         ----------
Total                                                       $188,000                                           $121,000
                                                            ========                                           ========

         Proceeds under carried interest agreements decreased to $1,000 during 1997 compared to $225,000 in 1996. The operator of the Company's carried interest properties has been withholding payment of a disputed amount totaling $319,000 at December 31, 1996. At March 31, 1997, $34,000 is the balance of the amount which will be withheld by the operator. A resolution of the claim is not expected until an independent audit of the carried interest account is completed. However, payments are expected to resume in the next quarter. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses.

         Interest and other income was 561% higher in 1997. Interest income increased from $11,000 in 1996 to $97,000 in the current period due to the increase in funds available for investment during 1997 compared to the prior period. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $8,000 compared to $5,000 in 1996.

         Legal expenses decreased 9% to $336,000 in 1997 from $368,000 in the 1996 period. These expenses are related primarily to the Kotaneelee litigation. The expenses decreased as a result of the adjournment of the trial during the current quarter.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Lease operating costs increased 100% from $118,000 in 1996 to $235,000 in the 1997 period. The increase represents the increased charges by the operators of the Company's properties during the current period. The revenue on these properties also increased proportionately during the period.

         Depletion, depreciation and amortization expense decreased 12% in 1997 to $128,000 from $146,000 in 1996. The decrease in depletion is the result of a decrease in the number of units sold during the 1997 period, including the reduction in the carried interest production, compared to the 1996 period.

         A foreign exchange gain of $65,000 was recorded in 1997, compared with a loss of $1,000 on the Company's U.S. investments in 1996. In 1997, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1997


Item 5.  Other Information

                  On May 2, 1997, the Supreme Court of Canada denied the Company's leave to appeal regarding the conflict-of-interest dispute with Amoco Canada's counsel. The trial is scheduled to resume on May 12, 1997.

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



                                            CANADA SOUTHERN PETROLEUM LTD.
                                                       Registrant




Date: May 9, 1997                           By /s/ Beverley A. Scobie
                                               ---------------------------------
                                               Treasurer and Chief Financial and
                                               Accounting Officer