Form 10-Q
period 1997-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 1997-08-11
CIK 16804

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1997
                               -------------------------------------------

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,130,540 shares outstanding as of August 5, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                      June 30,      December 31,
                                                        1997            1996
                                                        ----            ----

        Assets

Current assets:
  Cash and cash equivalents                        $  3,414,619   $   2,709,597
  U.S. Government securities                          1,326,261       3,404,213
  Accounts and interest receivable                      798,057         635,223
  Prepaid insurance and other                           220,302         227,368
                                                   ------------    ------------
Total current assets                                  5,759,239       6,976,401
                                                   ------------    ------------

U.S. Government securities                            2,064,418       2,048,573
                                                   ------------    ------------

Oil and gas properties and equipment
  (full cost method)                                 12,423,727      11,349,945
                                                   ------------    ------------
                                                    $20,247,384     $20,374,919
                                                    ===========     ===========

        Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $   508,359     $   439,837
  Accrued liabilities                                   236,073         182,104
                                                    -----------     -----------
Total current liabilities                               744,432         621,941
                                                    -----------     -----------

Future site restoration costs                           222,180         250,274
                                                    -----------     -----------

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,066,540 shares                     14,066,540      13,956,540
  Contributed surplus                                25,513,964      24,930,964
                                                     ----------      ----------
                                                     39,580,504      38,887,504
  Deficit                                           (20,299,732)    (19,384,800)
                                                    ------------    ------------
Total shareholders' equity                           19,280,772      19,502,704
                                                     ----------      ----------
                                                    $20,247,384     $20,374,919
                                                    ===========     ===========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                 Three months ended                         Six months ended
                                                                       June 30,                                  June 30,

                                                              1997                 1996                 1997                1996
                                                              ----                 ----                 ----                ----

Revenues:
  Oil sales                                             $    238,215        $     160,911         $    532,612         $    328,914
  Gas sales                                                   94,546               60,606              282,224              181,932
  Proceeds under carried interest agreements                 146,798              260,757              147,484              485,984
  Interest and other income                                   85,222               57,899              190,359               73,807
                                                        ------------        -------------          -----------          -----------
                                                             564,781              540,173            1,152,679            1,070,637
                                                        ------------        -------------          -----------          -----------
Costs and expenses:
  General and administrative                                 322,514              315,403              613,483              543,954
  Legal                                                      451,037              434,351              786,809              802,731
  Lease operating costs                                      197,160              124,695              432,049              242,327
  Depletion, depreciation, and amortization                  121,900              129,900              250,100              275,800
  Foreign exchange loss (gain)                                13,130                5,005              (51,423)               5,675
  Provision for future site restoration costs                  4,500                4,400                9,500                9,400
  Rent                                                        13,418               12,789               27,093               26,145
                                                        ------------        -------------          -----------          -----------
                                                           1,123,659            1,026,543            2,067,611            1,906,032
                                                        ------------        -------------          -----------          -----------
  Loss before income taxes                                  (558,878)            (486,370)            (914,932)            (835,395)
  Income taxes                                                     -                    -                    -                    -
                                                        -------------       --------------         ------------         ------------
Net loss                                                    (558,878)            (486,370)            (914,932)            (835,395)

  Deficit - beginning of period                          (19,740,854)         (18,272,542)         (19,384,800)         (17,923,517)
                                                         ------------        -------------         ------------         ------------
  Deficit - end of period                                $20,299,732         $(18,758,912)         $20,299,732         $(18,758,912)
                                                         ===========         =============         ===========         =============

Average number of shares outstanding                      13,992,790           13,000,128           13,977,254           12,853,512
                                                          ==========           ==========           ==========           ==========

Net loss per share                                         $(.04)               $(.04)               $(.07)               $(.06)
                                                           ======               ======               ======               ======

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                          Six months ended
                                                               June 30,

                                                          1997          1996
                                                          ----          ----

Cash flows from operating  activities:
    Net loss                                          $(914,932)     $ (835,395)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization          250,100         275,800
      Future site restoration costs                     (28,094)         (4,349)
    Change in current assets and liabilities:
      Accounts and interest receivable                 (162,834)     (2,801,428)
      Prepaid insurance and other                         7,066         118,008
      Accounts payable                                   68,522         143,386
      Accrued liabilities                                53,967         113,416
                                                      ---------      ----------
  Net cash used in operations                          (726,205)     (2,990,562)
                                                       ---------     -----------

Cash flows from investing activities:
  Additions to oil and gas properties (Net)          (1,323,882)       (232,363)
  Sale (purchase) of U.S. Government securities       2,062,109      (4,002,387)
                                                     ----------      -----------
Net cash used in investing activities                   738,227      (4,234,750)
                                                     ----------      -----------

Cash flows from financing activities:
  Sale of Limited Voting Shares less expenses                 -       9,029,680
  Exercise of stock options                             693,000         210,832
                                                     ----------      ----------
  Net cash from financing activities                    693,000       9,240,512
                                                     ----------      ----------

Increase (decrease) in cash and cash equivalents        705,022       2,015,200
Cash and cash equivalents at the
  beginning of period                                 2,709,597       1,181,581
                                                     ----------      ----------
Cash and cash equivalents at the
  end of period                                      $3,414,619      $3,196,781
                                                     ==========      ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and six month periods ended June 30, 1997 and 1996 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

         At June 30, 1997, the Company had approximately $6.8 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the three months ended June 30, 1997 decreased to $726,000 compared to $2,991,000 during the comparable 1996 period. The difference between the periods was caused primarily by the following:

         Increase in loss from operations                 $(129,000)
         Changes in accounts receivable and other         2,528,000
         Net change in current liabilities                 (134,000)
                                                        ------------
         Difference in net cash used in operations       $2,265,000
                                                         ==========

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

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1997 will be approximately $2.3 million, of which approximately $1.3 million has been spent through June 30, 1997. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

         During the second half of 1996, the Company participated in 8 productive oil and gas wells. In addition, during the first six months of the current year, 13 additional wells were drilled with 12 being completed as oil wells and 1 as a gas well. This successful drilling program is being reflected in the increase in the amount of oil and gas sales. Further oil and gas sales should continue to increase as the recent discovery wells are placed on production. The Company's share (12-15%) of revenues has been slowed because of a lack of drilling and completion equipment.

Results of Operations

         Three month period ended June 30, 1997 vs. June 30, 1996

         The net loss for the quarter ended June 30, 1997 was $558,878 ($(.04) per share) compared to a net loss of $486,370 ($.04 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                1997                1996             Net Change
                                ----                ----             ----------
Revenues                    $   564,781         $   540,173           $ 24,608
Costs and expenses          (1,123,659)          (1,026,543)           (97,116)
                            -----------          -----------           --------
Net loss                    $ (558,878)         $  (486,370)          $(72,508)
                             ==========         ============          =========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Oil sales increased 48% due to a 103% increase in the number of units sold which was partially offset by a 14% decrease in the price of oil sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                   Three month period ended June 30,

                                         1997                                            1996
                                         ----                                            ----
                                   Average price                                   Average price
                         bbls         per bbl            Total          bbls          per bbl            Total
Oil sales               14,102         $22.82          $322,000        6,950           $26.52          $184,000
Royalties paid                                          (84,000)                                        (23,000)
                                                      ----------                                      ----------
Total                                                  $238,000                                        $161,000
                                                       ========                                        ========

         Gas sales increased 56%. There was a 50% increase in the number of units sold and a 29% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                  Three month period ended June 30,

                                         1997                                           1996
                                         ----                                           ----
                                    Average price                                  Average price
                         mmcf          per mcf           Total          mmcf          per mcf           Total
Gas sales                 45            $1.86           $84,000          30            $1.44           $43,000
Royalty income                                           23,000                                         25,000
Royalties paid                                          (12,000)                                        (7,000)
                                                      ----------                                      ---------
Total                                                  $ 95,000                                        $61,000
                                                       ========                                        =======

         Proceeds under carried interest agreements decreased to $147,000 during 1997 compared to $261,000 in 1996. The operator of the Company's carried interest properties had been withholding payment of a disputed amount totaling $319,000 at December 31, 1996. A resolution of the claim is not expected until an independent audit of the carried interest account is completed. Payments resumed during the second quarter. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Interest and other income was 47% higher in 1997. Interest income increased from $58,000 in 1996 to $84,000 in the current period due to the increase in funds available for investment during 1997 compared to the prior period. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $2,000 compared to $48,000 in 1996.

         Lease operating costs increased 58% from $125,000 in 1996 to $197,000 in the 1997 period. The increase represents the increased charges by the operators of the Company's properties during the current period. The revenue on these properties also increased proportionately during the period.

         Depletion, depreciation and amortization expense decreased 6% in 1997 to $122,000 from $130,000 in 1996. The decrease in depletion is the result of the 1997 reduction in the carried interest production compared to the 1996 period.

         A foreign exchange loss of $13,000 was recorded in 1997, compared with a loss of $5,000 on the Company's U.S. investments in 1996. In 1997, the loss was attributable to a weakening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

         Six month period ended June 30, 1997 vs. June 30, 1996

         The net loss for the quarter ended March 31, 1997 was $914,932 ($(.07) per share) compared to a net loss of $835,395 ($.06 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                1997                 1996           Net Change
                                ----                 ----           ----------
Revenues                    $1,152,679          $ 1,070,637         $  82,042
Costs and expenses          (2,067,611)          (1,906,032)         (161,579)
                            -----------          -----------         ---------
Net loss                    $ (914,932)         $ (835,395)         $(79,537)
                            ===========         ============        ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Oil sales increased 62% due to a 75% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                      Six month period ended June 30,

                                           1997                                            1996
                                           ----                                            ----
                                   Average price                                   Average price
                         bbls         per bbl            Total          bbls          per bbl            Total
Oil sales               27,962         $23.81          $666,000        15,935          $23.81          $379,000
Royalties paid                                         (133,000)                                        (50,000)
                                                     -----------                                      ----------
Total                                                  $533,000                                        $329,000
                                                       ========                                        ========

         Gas sales increased 55%. There was a 13% decrease in units sold which was offset by a 93% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                       Six month period ended June 30,

                                            1997                                            1996
                                            ----                                            ----
                                     Average price                                    Average price
                         mmcf           per mcf            Total           mmcf          per mcf            Total
Gas sales                 89             $2.92           $260,000          102            $1.53           $156,000
Royalty income                                             79,000                                           48,000
Royalties paid                                            (57,000)                                         (22,000)
                                                        ----------                                       ----------
Total                                                    $282,000                                         $182,000
                                                         ========                                         ========

         Proceeds under carried interest agreements decreased to $148,000 during 1997 compared to $486,000 in 1996. The operator of the Company's carried interest properties had been withholding payment of a disputed amount totaling $319,000 at December 31, 1996. A resolution of the claim is not expected until an independent audit of the carried interest account is completed. Payments resumed during the second quarter. Proceeds under carried interest agreements are derived from gross production revenues after payout of these expenses.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Interest and other income was 158% higher in 1997. Interest income increased from $21,000 in 1996 to $181,000 in the current year due to the increase in funds available for investment during 1997 compared to the prior period. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $9,000 compared to $53,000 in 1996.

         General and administrative expenses increased 13% to $613,000 in 1997 from $544,000 in 1996. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the June 1996 rights offering prospectus in lieu of an annual report. In addition, business taxes which are based on the Company's net worth increased in 1997.

         Lease operating costs increased 78% from $242,000 in 1996 to $432,000 in the 1997 period. The increase represents the increased charges by the operators of the Company's properties during the current period. The revenue on these properties also increased proportionately during the period.

         Depletion, depreciation and amortization expense decreased 9% in 1997 to $250,000 from $276,000 in 1996. The decrease in depletion is the result of the 1997 reduction in the carried interest production compared to the 1996 period.

         A foreign exchange gain of $51,000 was recorded in 1997, compared with a loss of $6,000 on the Company's U.S. investments in 1996. In 1997, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1997


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 4, 1997, the Company held its Annual General Meeting of Shareholders.

         (b) Mr. Eugene C. Pendery was reelected a director of the Company. The vote was as follows:

              For                         520,345
              Withheld                     30,069

         (c) The firm of Ernst & Young, Chartered Accountants, was appointed as the Company's independent auditors for the year ending December 31, 1997. The vote was as follows:

              For                         526,632
              Against                         800
              Abstain                      15,781

Item 5.  Other Information

         On June 4, 1997, Mr. M. A. Ashton, 62, was elected president of the Company to replace Mr. Charles J. Horne, 71, who retired as president but continues as a director of the Company.

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



                                          CANADA SOUTHERN PETROLEUM LTD.
                                                     Registrant




Date:  August 8, 1997                     By  /s/ Beverley A. Scobie
                                              Treasurer and Chief Financial and
                                              Accounting Officer