Form 10-Q
period 1997-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 1997-11-12
CIK 16804

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                               ------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,234,740 shares outstanding as of November 1, 1997.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                               September 30,          December 31,
                                                                                   1997                   1996
                                                                               -------------          ------------
                                Assets

 Current assets:
   Cash and cash equivalents                                                    $ 2,993,562           $ 2,709,597
   Marketable securities                                                          3,933,528             3,404,213
   Accounts and interest receivable                                                 593,909               635,223
   Prepaid insurance and other                                                      252,588               227,368
                                                                                -----------           -----------
 Total current assets                                                             7,773,587             6,976,401
                                                                                -----------           -----------

 Marketable securities                                                                    -             2,048,573
                                                                                -----------           -----------

 Oil and gas properties and equipment
   (full cost method)                                                            13,217,481            11,349,945
                                                                                -----------           -----------
                                                                                $20,991,068           $20,374,919
                                                                                ===========           ===========

                 Liabilities and Shareholders' Equity

 Current liabilities:
   Accounts payable                                                             $   777,731           $   439,837
   Accrued liabilities                                                              221,688               182,104
                                                                                -----------           -----------
 Total current liabilities                                                          999,419               621,941
                                                                                -----------           -----------

 Future site restoration costs                                                      205,546               250,274
                                                                                -----------           -----------

 Shareholders' Equity
   Limited Voting Shares, par value $1 per share
   Authorized - 100,000,000 shares
   Outstanding -14,229,740 and 13,956,540 shares                                 14,229,740            13,956,540
   Contributed surplus                                                           26,238,839            24,930,964
                                                                                -----------           -----------
                                                                                 40,468,579            38,887,504
   Deficit                                                                      (20,682,476)          (19,384,800)
                                                                                -----------           -----------
 Total shareholders' equity                                                      19,786,103            19,502,704
                                                                                -----------           -----------
                                                                                $20,991,068           $20,374,919
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                Three months ended                        Nine months ended
                                                                  September 30,                             September 30,
                                                        ----------------------------------        ----------------------------------
                                                             1997                 1996                 1997                 1996
                                                        -------------        -------------        -------------        -------------

Revenues:
  Oil sales                                            $     250,214        $     168,983        $     782,826        $     497,897
  Gas sales                                                   89,801              101,858              372,025              283,790
  Proceeds under carried interest agreements                  74,627              121,452              222,111              607,436
  Interest and other income                                   88,274              161,562              278,633              235,369
                                                        -------------        -------------        -------------        -------------
                                                             502,916              553,855            1,655,595            1,624,492
                                                        -------------        -------------        -------------        -------------
Costs and expenses:
  General and administrative                                 241,316              177,820              854,799              721,774
  Legal                                                      327,127              426,357            1,113,936            1,229,088
  Lease operating costs                                      186,195               69,743              618,244              312,070
  Depletion, depreciation, and amortization                  110,100              127,182              360,200              402,982
  Foreign exchange loss (gain)                                 5,001               12,705              (46,422)              18,380
  Provision for future site restoration costs                  4,000                4,800               13,500               14,200
  Rent                                                        11,921               13,419               39,014               39,564
                                                        -------------        -------------        -------------        -------------
                                                             885,660              832,026            2,953,271            2,738,058
                                                        -------------        -------------        -------------        -------------
  Loss before income taxes                                  (382,744)            (278,171)          (1,297,676)          (1,113,566)
  Income taxes
                                                                   -                    -                    -                    -
Net loss                                                    (382,744)            (278,171)          (1,297,676)          (1,113,566)

  Deficit - beginning of period                          (20,299,732)         (18,758,912)         (19,384,800)         (17,923,517)
                                                        -------------        -------------        -------------        -------------
  Deficit - end of period                               $(20,682,476)        $(19,037,083)        $(20,682,476)        $(19,037,083)
                                                        =============        =============        =============        =============

Average number of shares outstanding                      14,154,340           13,955,290           14,039,160           13,184,171
                                                          ==========           ==========           ==========           ==========

Net loss per share                                          $(.03)               $(.02)               $(.09)               $(.08)
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                      ---------------------------------
                                                                                         1997                   1996
                                                                                      ----------             ----------

Cash flows from operating activities:
    Net loss                                                                         $(1,297,676)           $(1,113,566)
    Adjustments to reconcile net loss to net cash used in operating activity:
      Depreciation, depletion and amortization                                           360,200                402,982
      Future site restoration costs                                                      (44,728)                (4,060)
    Change in current assets and liabilities:
      Accounts and interest receivable                                                    41,314               (453,631)
      Prepaid insurance and other                                                        (25,220)                97,921
      Accounts payable                                                                   337,891                195,735
      Accrued liabilities                                                                 39,584                (66,008)
                                                                                      -----------            -----------
  Net cash used in operations                                                           (588,635)              (940,627)
                                                                                      -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                                           (2,227,733)              (477,978)
  Sale (purchase) of marketable securities                                             1,519,258             (5,419,365)
                                                                                      -----------            -----------
Net cash used in investing activities                                                   (708,475)            (5,897,343)
                                                                                      -----------            -----------

Cash flows from financing activities:
  Sale of Limited Voting Shares less expenses                                                  -              9,019,609
  Exercise of stock options                                                            1,581,075                232,707
                                                                                      -----------            -----------
  Net cash from financing activities                                                   1,581,075              9,252,316
                                                                                      -----------            -----------

Increase (decrease) in cash and cash equivalents                                         283,965              2,414,346
Cash and cash equivalents at the
  beginning of period                                                                  2,709,597              1,181,581
                                                                                      -----------            -----------
Cash and cash equivalents at the
  end of period                                                                       $2,993,562             $3,595,927
                                                                                      ==========             ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1997
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and nine month periods ended September 30, 1997 and 1996 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

Liquidity and Capital Resources

         At September 30, 1997, the Company had approximately $6.9 million of cash and securities available. Of this amount, approximately $4.6 million are held in U.S. Government securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the nine months ended September 30, 1997 decreased to $589,000 compared to $941,000 during the comparable 1996 period. The difference between the periods was caused primarily by the following:

              Increase in loss from operations              $(268,000)
              Changes in accounts receivable and other        372,000
              Net change in current liabilities               248,000
                                                            ---------
              Difference in net cash used in operations     $ 352,000
                                                            =========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1997
                         (Expressed in Canadian Dollars)

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

         The  operator of the  Kotaneelee  gas field has reported to the Company
that  development  costs  totaling  approximately  $17,048,000,   of  which  the
Company's share is $5,114,000, remains to be recovered at July 31, 1997.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1997 will be approximately $2.7 million, of which approximately $2.2 million has been spent through September 30, 1997. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991. The Company estimates that it will complete the presentation of its case before the Christmas recess in December 1997, which may result in a decrease in litigation related expenses in subsequent periods. The Company is unable to estimate the time required for the defendants to present their evidence.

         During the second half of 1996, the Company participated in 8 productive oil and gas wells. In addition, during the first nine months of the current year, 18 additional wells were drilled with 14 being completed as oil wells, 3 as gas wells and one as a water disposal well. This successful drilling program is being reflected in the increase in the amount of oil and gas sales. The Company's share (12-15%) of revenues should continue to increase when the installation of production facilities is completed.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

         Three month period ended September 30, 1997 vs. September 30, 1996

         The net loss for the quarter ended September 30, 1997 was $383,000 ($(.03) per share) compared to a net loss of $278,000 ($.02 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                1997                1996             Net Change
                                ----                ----             ----------
Revenues                     $ 502,916           $ 553,855           $ (50,939)
Costs and expenses            (885,660)           (832,026)            (53,634)
                             ----------          ----------          ----------
Net loss                     $(382,744)          $(278,171)          $(104,573)
                             ==========          ==========          ==========

         Oil sales increased 48% due to a 125% increase in the number of units sold which was partially offset by a 20% decrease in the price of oil sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                  Three month period ended September 30,
                                          1997                                            1996
                        ------------------------------------------     ---------------------------------------------
                                   Average price                                   Average price
                         bbls         per bbl             Total         bbls          per bbl              Total
Oil sales               17,039         $20.77             $354,000     7,569           $25.83              $196,000
Royalties paid                                            (104,000)                                         (27,000)
                                                          ---------                                        ---------
Total                                                     $250,000                                         $169,000
                                                          ========                                         ========

         Gas sales decreased 12%. There was a 2% increase in the number of units sold but a 10% decrease in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                   Three month period ended September 30,
                                            1997                                              1996
                         --------------------------------------------     --------------------------------------------
                                     Average price                                    Average price
                         mmcf           per mcf             Total         mmcf           per mcf             Total
Gas sales                 52             $1.44               $75,000       51             $1.60              $ 82,000
Royalty income                                                25,000                                           24,000
Royalties paid                                               (10,000)                                          (4,000)
                                                             --------                                        ---------
Total                                                        $90,000                                         $102,000
                                                             =======                                         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements decreased 39% to $75,000 during 1997 compared to $121,000 in 1996. Proceeds should increase when the balance of capital costs to be recovered on one of the properties is completed. In addition, the operator of one of the properties changed during the current quarter and there has been a delay in reporting information.

         Interest and other income was 45% lower in 1997. Interest income decreased 19% from $121,000 in 1996 to $98,000 in the current period due to the decrease in funds available for investment during 1997 compared to the prior period. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $8,000 compared to $41,000 in 1996.

         General and administrative expenses increased 36% in 1997 to $241,000 from $178,000 in 1996. Business taxes, which are based on the Company's net worth, increased in 1997. Directors' fees also increased in 1997 because four nonemployee directors are being paid fees in 1997 compared to 1996 when only two directors were paid fees.

         Legal expenses decreased 23% during 1997 to $327,000 compared to $426,000 during 1996. The court in Calgary was closed during July and August 1997, whereas, in 1996, the Company was preparing for the commencement of trial in September 1996 during the comparable period.

         Lease operating costs increased 167% from $70,000 in 1996 to $186,000 in the 1997 period. The increase represents the increased charges by the operators of the Company's properties during the current period. Although the revenue on these properties also increased during the period, the costs are not yet proportional to revenue because some of the new wells are awaiting installation of production facilities.

         Depletion, depreciation and amortization expense decreased 13% in 1997 to $110,000 from $127,000 in 1996. The decrease in depletion is the result of the 1997 reduction in the carried interest production compared to the 1996 period.

         A foreign exchange loss of $5,000 was recorded in 1997, compared with a loss of $13,000 in 1996 on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Nine month period ended September 30, 1997 vs. September 30, 1996

         The net loss for the quarter ended September 30, 1997 was $1,298,000 ($(.09) per share) compared to a net loss of $1,114,000 ($.08 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                1997                1996              Net Change
                                ----                ----              ----------
Revenues                     $ 1,655,595          $ 1,624,492         $  31,103
Costs and expenses            (2,953,271)          (2,738,060)         (215,211)
                             ------------         ------------        ----------
Net loss                     $(1,297,676)         $(1,113,568)        $(184,108)
                             ============         ============        ==========

         Oil sales increased 57% due to a 92% increase in the number of units sold which was partially offset by a 7% decrease in oil prices. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                       Nine month period ended September 30,
                                            1997                                              1996
                        ---------------------------------------------     --------------------------------------------
                                     Average price                                    Average price
                         bbls           per bbl             Total          bbls          per bbl             Total
Oil sales               45,001          $22.66            $1,020,000      23,467         $24.37              $575,000
Royalties paid                                              (237,000)                                         (77,000)
                                                          -----------                                        ---------
Total                                                     $  783,000                                         $498,000
                                                          ==========                                         ========

         Gas sales increased 31%. There was a 7% decrease in units sold which was offset by a 55% increase in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                       Nine month period ended September 30,
                                            1997                                              1996
                         --------------------------------------------      -------------------------------------------
                                     Average price                                    Average price
                         mmcf           per mcf             Total          mmcf          per mcf             Total
Gas sales                 141            $2.38              $336,000       152            $1.54              $237,000
Royalty income                                               104,000                                           73,000
Royalties paid                                               (68,000)                                         (26,000)
                                                          -----------                                      -----------
Total                                                       $372,000                                         $284,000
                                                            ========                                         ========

         Proceeds under carried interest agreements decreased 63% to $222,000 during 1997 compared to $607,000 in 1996. The Company had been involved in a dispute with an operator of one of the Company's properties. During the quarter ended September 30, 1997, the dispute was resolved in substantial part against the Company which resulted in a decrease of approximately $276,000 in proceeds under carried interest agreements during the current nine month period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Interest and other income was 18% higher in 1997. Interest income increased from $142,000 in 1996 to $261,000 in the current year because funds were not available for investment until after the June 1996 rights offering. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $18,000 compared to $94,000 in 1996. It is not possible for the Company to estimate the amount of future seismic data sales which are dependent on a purchaser's evaluation of a prospective oil and gas prospect for the related seismic data.

         General and administrative expenses increased 18% to $855,000 in 1997 from $722,000 in 1996. In 1996, the Company saved the cost of printing and mailing a separate annual report by utilizing the June 1996 rights offering prospectus in lieu of an annual report. In addition, business taxes which are based on the Company's net worth increased in 1997. Directors' fees also increased in 1997 because four nonemployee directors are being paid fees in 1997 compared to 1996 when only two directors were paid fees.

         Legal expenses decreased 9% during 1997 to $1,114,000 compared to $1,229,000 during 1996. The court in Calgary was closed during July and August 1997, whereas, in 1996, the Company was preparing for the commencement of trial in September 1996 during the comparable period.

         Lease operating costs increased 98% from $312,000 in 1996 to $618,000 in the 1997 period. The increase represents the increased charges by the operators of the Company's properties during the current period. Although the revenue on these properties also increased during the period, the costs are not yet proportional to revenue because some of the new wells are awaiting installation of production facilities.

         Depletion, depreciation and amortization expense decreased 11% in 1997 to $360,000 from $403,000 in 1996. The decrease in depletion is the result of the 1997 reduction in the carried interest production compared to the 1996 period.

         A foreign exchange gain of $46,000 was recorded in 1997, compared with a loss of $18,000 on the Company's U.S. investments in 1996. In 1997, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1997

Item 6.  Exhibits and Reports on Form 8-K

         On October 1, 1997, the Company filed a Current Report on Form 8-K reporting that effective September 30, 1997, Mr. Charles J. Horne resigned as a director of the Company primarily for health related reasons. On October 1, 1997, Mr. Timothy L. Largay was elected to fill the vacancy created by Mr. Horne's resignation.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CANADA SOUTHERN PETROLEUM LTD.
                                                     Registrant




Date:  November 11, 1997                   By  /s/ Beverley A. Scobie
                                               Treasurer and Chief Financial and
                                               Accounting Officer