Form 10-K405
period 1997-12-31
CANADA SOUTHERN PETROLEUM LTD
filed 1998-03-30
CIK 16804

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1997
                          ---------------------------------------

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

Limited Voting Shares, $1 (Canadian) per share           NASDAQ SmallCap Market
                                                         Pacific Stock Exchange
                                                         Boston Stock Exchange
                                                         Toronto Stock Exchange

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. $107,468,000 at March 23, 1998.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Limited Voting Shares, par value $1.00 (Canadian) per share, 14,234,740 shares outstanding as of March 23, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE


                  Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 1997, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.   Business                                                            4

Item 2.   Properties                                                         15

Item 3.   Legal Proceedings                                                  22

Item 4.   Submission of Matters to a Vote of Security Holders                25

                                     PART II

Item 5.   Market for the Company's Limited Voting Shares and Related
          Stockholder Matters                                                26

Item 6.   Selected Financial Data                                            28

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          29

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         34

Item 8.   Financial Statements and Supplementary Data                        35

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                             56

                                    PART III

Item 10.  Directors and Executive Officers of the Company                    56

Item 11.  Executive Compensation                                             56

Item 12.  Security Ownership of Certain Beneficial Owners and Management     56

Item 13.  Certain Relationships and Related Transactions                     56

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    57


Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency. The exchange rate at March 23, 1998 was $1.00 Canadian = U.S. $.7046.

                                     PART I

Item 1.   Business

         The nature of Canada Southern Petroleum Ltd.'s (the "Company" or "Canada Southern") business is described at Item 1(c) herein, and a description of its principal oil and gas properties in Canada appears in Item 2 herein. For additional information regarding the development of the Company's business, see "Properties" and "Supplemental Information on Oil and Gas Activities".

         (a)  General Development of Business

Yukon Territory - The Kotaneelee Field

         The Company's principal asset is a 30% carried interest in the Kotaneelee gas field located on Ex-Permit 1007 (31,888 gross acres or 9,566 net acres) in the extreme southeastern corner of the Yukon Territory. This partially developed field is connected to a major pipeline system. Two wells have been completed to date that are capable of an estimated output of in excess of 60 million cubic feet per day, the capacity of the field dehydration plant. Present production is approximately 40 million cubic feet ("mcf") per day. The operator is Anderson Exploration Ltd., which acquired all of Columbia Gas Development of Canada's interests. See "Legal Proceedings " for a discussion of the Kotaneelee Litigation concerning this asset.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in billion cubic feet ("bcf") from the Kotaneelee gas field since 1991 has been as follows:

                      Calendar Year               Production (bcf)
                      -------------               ----------------
                           1991                          8.1
                           1992                         18.0
                           1993                         17.5
                           1994                         16.7
                           1995                         15.7
                           1996                         15.2
                           1997                         14.4

         In a 1989 application to the National Energy Board, a reserve study by the operator estimated total gas in place at 1.6 trillion cubic feet with proved and probable recoverable reserves of 781 BCF.

         At present, the Company does not receive any cash payments from production but is credited with 30% of the gross revenues until a like percent of the working interest costs, exclusive of any interest expense, are recovered by the operator. The Company will not receive any payment from production revenues until its share of the working interest costs are recovered. When the deferred costs are recovered, 30% of gross revenues (net of gross overriding royalties) less 30% of current working interest costs will be paid to the Company. Gross overriding royalties amount to 10% to the Canadian Federal government and 4.06% to certain individuals. The operator has reported to the Company development costs totaling approximately $88,043,000 and, of that amount, approximately $19,807,000 (Company share $5,942,000) remained to be recovered at December 31, 1997. The Company has contested the amount of costs that have been charged to the carried interest account. It is estimated that the Company will not begin to receive proceeds from the Kotaneelee gas field before the year 2000, based upon a price of $1.39 per mcf (average 1997 price) and current production rates. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions and the results of the Kotaneelee Litigation.

British Columbia Properties

         The Company's major source of income is from oil and gas fields in northeast British Columbia. These fields, developed in the 1950's and 1960's, produce revenue through both working and carried interest agreements. The major working interests in these fields are operated by Canadian Natural Resources Ltd. ("CNRL"). Petro Canada had been the primary operator of the Company's carried interest lands in British Columbia.

         In addition to the producing properties, since 1988 the Company has acquired a number of leases in northeast British Columbia by participating in British Columbia land sales. To date five wells have been drilled on the lands resulting in three oil discoveries and two dry holes. Currently, the Company is defining the prospects by geophysics. Work completed to date indicates that seven of the prospects justify drilling. The Company estimates that the drilling costs (excluding completion costs) of the seven prospects would be $1,625,000. However, as most of these wells would be wildcat wells (exploratory wells), the Company plans to reduce its risk by selling or farming out part of its interest. The timing of the drilling is dependent on the availability of funds and the Company anticipates that its average net cost per well (assuming a farmout or sale) would be approximately $75,000, or a total of $525,000, for drilling and completion costs.

         The Company's main producing properties are located in the Peejay fields in British Columbia. Although these fields have been producing for over
20  years,  there  is  still  the  potential  for  additional   exploration  and
development. The 1993 sale of the field by the majority owner and the appointment of a new operator resulted in new field activity. The most recent developments have included new work programs in the West Peejay and Peejay Unit #3 areas, as well as, the nearby Beaverdam area.

         At West Peejay a water flood was initiated in 1997 and three wells were drilled resulting in three new oil wells and one existing well was converted to a water injector. This will increase the allowable production in the field from 359 bpd to 503 bpd. The Company has an approximate 14% interest in the oil and gas production.

         The Peejay Unit #3 in which the Company has a 10.18% interest has been declining for several years and the operator has proposed producing part of the gas cap concurrent with the oil production. One development well was drilled in 1997 and is now producing oil.

         In the Beaverdam area the operator has indicated plans to drill additional wells to follow up the 3 wells drilled in the 1993/1994 winter drilling season.

         As of December  31,  1997,  the Company held approximately 18,732 gross
acres  (4,434  net  acres)  in  this  area.   The Company  owns  interest in the
following units:

                                       Unit                            Company
                                      Acreage                             %
Peejay Unit #1                         4,529                            3.1643
Weasel Unit #2                         1,569                           15.4136
Peejay Unit #3                         5,923                           10.1775

         The Company also holds interests in 10 oil wells (2.64 net wells) and 10 gas wells. (2.28 net wells) not included in the above units. The Company estimates that the capital costs for its interests in the West Peejay field will aggregate approximately $200,000 for 1998.

         In the Paradise area, one well that was drilled and completed as an oil well in 1997 proved to be non-commercial. Another oil well, which was drilled under a farmout arrangement, is currently suspended. An additional farmout well which was drilled in late 1997 has been plugged and abandoned.

         The Company also has interests at Buick Creek, Wargen and Siphon. The Siphon and Wargen fields have new operators. As these properties are held under the carried interest agreements, the Company is not aware of any proposed exploration and development plans for these properties, but anticipates the change of operator will cause new work to be done. In late 1997, there was activity in the Siphon field, but the Company has no information on the results.

Arctic Islands

         As of December 31, 1997, the Company held working interests in 45,100 gross acres (1,817 net acres) and carried interests in 133,260 gross acres (37,255 net acres) in the Sverdrup Basin, located in the Arctic Islands. The Hecla, Whitefish, Drake Point, Roche Point, Kristoffer, Romulus and Bent Horn fields have been designated significant discovery lands ("SDL" ) by the Federal Government. The Company's interests in the SDL's have been retained pending development.

         Panarctic Oils Ltd. ("Panarctic"), the operator, received Federal government regulatory approvals for a pilot project to move shipments of crude oil from the Bent Horn field by tanker through the Northwest Passage to southern Canada in 1985. Through December 31, 1996, approximately 2.7 million barrels of Bent Horn crude had been sold with deliveries being made at northern Canadian and European markets as well as the eastern seaboard market. In 1996, the operator decided to shut down production from the field and dismantle the production facilities because of economic uncertainties. The Company has a 5% carried interest in the area which has not yet reached payout status. The timing of any payout is uncertain.

Northwest Territories Properties

         The Company has a 45% carried interest in the Northwest Territories in the Celibeta field designated as Significant Discovery Lands ("SDL") by the Federal Government (1,594 gross acres and 717 net acres). The gas field is presently shut-in.

Alberta

         In 1997, the Company participated in 19 wells on the Alberta lands which resulted in 11 oil wells, 4 gas wells, 2 water disposal wells, 1 suspended well and 1 dry hole.

         In 1994, the Company purchased a 5% working interest in the Kitscoty heavy oil field and the related facilities. Oil recovery from this field is being enhanced by steam injection. Two horizontal holes were drilled for production with the steam being injected through vertical holes.

         In 1996, the Company purchased an additional 5% working interest in the Kitscoty field. Three more wells were drilled in 1996, two horizontal wells and one vertical well. All the wells encountered oil and were completed as oil wells. One well also discovered three potential gas zones which will be evaluated for future use as fuel for the steam generation needed to enhance the oil production. Scheduled remedial work programs have been postponed pending an increase in the current low netbacks on heavy oil. Additional work at the new Lloydminister heavy oil discovery at 16-2-51-2 W4M has also been postponed for this reason.

         During 1997, the Company joined in drilling 11 additional horizontal wells to develop a glauconite heavy oil (14(degree) API) project in the Atlee/Majestic area. A multitude of production problems occurred which caused numerous delays. By year end, although only 8 of 13 wells were on-stream, the field was producing 1,000 bpd. In addition, the Company participated in two stratigraphic tests to calibrate and verify the 3D seismic. These wells were later completed as water disposal wells. New production facilities are scheduled for completion in April 1998 which should resolve the current production problems.

         At year end, the Company and its partner, Probe Exploration, Inc., were negotiating to purchase additional prospective lands in the Atlee/Majestic area.

         At Leduc in 1996, three wells were drilled of which two were completed as oil and gas wells and one well was a dry hole. One well encountered two potential producing zones and is currently producing at the allowable rate of 68 bpd. The Company has a 15% working interest in these wells. In 1997, a three well program resulted in 2 gas wells and 1 dry hole. The two gas wells were recently tied in at 1 Mmcf/d each.

         The Company also acquired a 10-20% working interest in over 12,000 acres in four other areas of Alberta. These lands were purchased on the basis of seismic work which showed a number of promising prospects. Subsequently, additional seismic work has confirmed the potential of those prospects. One was drilled in 1997 and completed as a potential gas well. A second well was drilled in early 1998 and completed as an oil well.

         In Alberta, the Company currently has working interests ranging from 10% to 100% in a total of 5,690 gross (729 net) developed acres and 31,514 gross (7,989 net) undeveloped acres.

Saskatchewan

         The  Company  has  a  3.75%  working   interest  in  five  sections  in
Saskatchewan. During 1997, three wells were drilled on the lands resulting in 2 dry holes and 1 shut-in gas well.

Australia

         Effective November 1, 1997, the Company sold its .08% working interest in 115,596 gross (90 net) acres in the Amadeus Basin in the Northern Territory in Australia for $3,000 to Magellan Petroleum Australia Limited ("MPAL"). Because of the limited potential of the only remaining property, the Dingo gas field, the interest was written down to a nominal value in 1992. The Dingo gas field is a shut-in gas field which is not connected to a gas pipeline.

United States

         Texas

         In 1996 and 1997, the Company participated in the drilling of 4 wells in Texas resulting in 4 potential oil wells. Two wells are shut-in pending remedial work and two wells are currently producing. Based on the results of these wells in which it has a relatively small interest, the Company has commenced a leasing program and has acquired 4 leases on which it plans to do seismic in 1998. The Company will have a 100% working interest initially in these leases.

         California

         During March 1998, the Company agreed to participate with two other companies in a heavy oil recovery project in California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The initial purchase price for a 90% (75% APO) interest in the project is $200,000 (Company share 30% - $60,000). There is also a commitment to spend $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (Company share $180,000). If the total amount of expenditures is less than $600,000, the participants' interests will be reduced proportionately to an amount which is not less than 10% (Company share - 3%).

         (b)      Financial Information about Industry Segments

         Since the Company is primarily engaged in only one industry, oil and gas exploration and development, this item is not applicable to the Company. See
Item 8 for general financial information concerning the Company.

         (c)      (1)      Narrative Description of the Business

                  The  Company  was   incorporated  in  1954  under  the  Canada
Corporations Act. In 1979, it became subject to the Canadian Business Corporations Act and in 1980, was continued under the Nova Scotia Companies Act.

         The Company is, either in its own right, or through other entities, engaged in the exploration for and development of properties containing or believed to contain recoverable oil and gas reserves and the sale of oil and gas from these properties. Although many of the properties in which the Company has interests are undeveloped, all properties with proved reserves are partially or fully developed. The Company's interests in exploratory ventures are on properties located in Alberta, British Columbia, the Northwest Saskatchewan and Yukon Territories and the Arctic Islands in Canada and in the United States. A principal asset of the Company is its 30% carried interest in the Kotaneelee field, a partially developed gas field (See Item 3 - "Legal Proceedings".) The Company also has interests in producing properties in British Columbia and Alberta. Most of this acreage is covered by carried interest agreements, which provide that revenues are not payable to the Company until expenditures by the carrying partners have been recouped from production, and that operating decisions are made by the carrying partners. Generally, the Company may, at any time, as to each block or economic unit, elect to convert from a carried interest position to a working interest position by paying its share of the unrecouped expenditures for the unit, i.e., expenditures not recouped from production revenues. At December 31, 1997, the Company's share of unrecouped expenditures were as follows:

         British Columbia:
           Ex-permit 149                                              $3,186,000

         Yukon and Northwest Territories:
           Ex-permit 1007 (Kotaneelee)*                               $5,942,000
           Ex-permit 2713 (Celibeta)                                    $321,000

         *See Item 3 - Legal Proceedings

                          (i)      Principal Products

                                   The majority of the  Company's  interests are
carried interests. The Company also participates in the production and sale of crude oil, natural gas and natural gas liquids derived from its working interests.

                          (ii)     Status of Product or Segment

                                   At present,  some of the  properties in which
the Company has interests are undeveloped and/or nonproducing.

                          (iii)    Raw Materials

                                   Not applicable.

                          (iv)     Patents, Licenses, Franchises and Concessions
                                   Held

                                   Permits and concessions are important  to the
Company's operations, since they allow the search for and extraction of any oil, gas and minerals discovered on the areas covered. See the detailed schedule of properties under Item 2, "Properties."

                          (v)      Seasonality of Business

                                   The  Company's  business   is  not  seasonal,
except that sales of natural gas peak during the winter heating season. Exploration and development activities are restricted in certain areas on a seasonal basis because extreme weather conditions affect transportation and the ability to pursue these activities.

                          (vi)     Working Capital Items

                                   Not applicable.

                          (vii)    Customers

                                   Substantially  all  oil  production  from the
Company's properties for the current year was purchased by CNRL, the operator of the majority of the producing properties. Most of the natural gas produced from Company properties was sold by the operator, Petro Canada, to a company owned by certain British Columbia gas producers, CanWest Gas Supply Inc. The production from the Kotaneelee gas field is also being sold to CanWest Gas Supply, Inc.

                          (viii)   Backlog

                                   Not applicable.

                          (ix) Renegotiation of Profits or Termination of Contracts or Subcontracts at the Election of the Government

                                   Not applicable.

                          (x)      Competitive Conditions in the Business

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

                          (xi)     Research and Development

                                   Not applicable.

                          (xii)    Environmental Regulation

                                   In the  exploration  for  and  development of
natural resources, the Company is required to comply with significant environmental laws and regulations which add to the expense of those activities. The Company has not been required to spend significant sums to comply with clean up laws and regulations. Compliance by the Company with governmental provisions regulating the discharge of materials to the environment or otherwise relating to the protection of the environment are not expected to have a material effect on the capital expenditures, earnings or competitive position of the Company.
(xiii) Number of Persons Employed by Company

                                   The  Company  currently  has three  full time
employees, all of whom are located in Canada. The Company also relies to a great extent on consultants (approximately 10) for technical, legal, accounting and administrative services. The Company uses consultants because it is more cost effective than employing a larger full time staff.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

                  (1)      Identifiable Assets

                           Substantially all of the Company's  operating  assets
and revenues are attributable to its operations in Canada.

                  (2)      Risks Attendant to Foreign Operations

                           The properties in which the Company has interests are
located primarily in Canada and are subject to certain risks involved in the ownership and development of such foreign property interests. These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; native rights; changes in foreign exchange controls; currency revaluation; burdensome royalty terms; export sales restrictions; limitations on the transfer of interests in exploration licenses; and other laws and regulations which may adversely affect the Company's properties, such as those providing for conversion, proration, curtailment, cessation or other forms of limiting or controlling production of, or exploration for, hydrocarbons. Thus, an investment in the Company represents an exposure to risks in addition to those inherent in petroleum exploratory ventures.

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

         (3)      Data which Are Not Indicative of Current or Future Operations

                  Not applicable.

Item 2.  Properties

         (a) The principal asset of the Company is its 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory. See Item 3. "Legal Proceedings." The Company also has interests in producing properties in British Columbia and Alberta and in several exploration prospects. These interests are in exploratory ventures in properties located in Alberta, Saskatchewan, the Northwest Territories and the Arctic Islands in Canada and in the United States. Geophysical, geological and drilling work on the Company's properties is conducted by the operators under various agreements with the Company. The results of this work are reviewed by Company personnel and consultants retained by the Company.

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

(2)      Reserves Reported to Other Agencies

         Not applicable.

(3)      Production

         Average sales price per unit and average production cost for oil and gas produced during the periods shown below are as follows:


                 Average Sales Price                Average Production Costs
Year      Oil (per bbl.)     Gas (per mcf.)    Oil (per bbl.)     Gas (per mcf.)
                ($)                ($)               ($)                ($)
1997           22.50               2.31              8.70               1.30
1996           25.47               1.64              8.67                .79
1995           22.39               1.30             10.08                .77

(4)      Productive Wells and Acreage

         Productive wells and acreage on working and carried interest properties as of December 31, 1997:

              Gross Wells                                       Net Wells
         Oil               Gas                            Oil              Gas
         90                89                            14.43            15.71

                                            Gross and Net Developed Acres
                                       Gross Acres                   Net Acres

          Alberta                          5,690                         729
          Saskatchewan                       640                          24
          British Columbia                67,058                      11,729
          Yukon Territory                  3,350                       1,005
          Arctic Islands                   3,060                         153
          Texas, USA                         160                          33
                                          ------                      ------
                                          79,958                      13,673
                                          ======                      ======

(5)      Undeveloped Acreage

         Total developed and undeveloped acreage in which the Company has interests is summarized by geographic area in the table below:

             Gross and Net Petroleum Acreage as of December 31, 1997
                                     Developed Acres         Undeveloped Acres
                                  ---------------------   ----------------------
                                   Gross     Net            Gross     Net
                                   Acres    Acres    %      Acres    Acres    %
                                   -----    -----           -----    -----
Canada:
  British Columbia:
    Carried Interests             28,592    6,043  21.1     6,415    1,363  21.2
    Working Interests             20,266    4,897  24.2    39,347   13,239  33.6
    Overriding royalty interest   18,200      789   4.3     2,189       30   1.4
                                  ------   ------         -------   ------
  Total British Columbia          67,058   11,729          47,951   14,632
                                  ------   ------         -------   ------

  Saskatchewan:
    Working Interests                640       24   3.8     2,560       96   3.8
                                  ------   ------         -------   ------

  Alberta:
    Working Interests              4,410      715  16.2    30,874    7,906  25.6
    Overriding Royalty Interest    1,280       14   1.1       640       83  13.0
                                  ------   ------         -------   ------
  Total Alberta                    5,690      729          31,514    7,989
                                  ------   ------         -------   ------

  Yukon & Northwest Territories:
    Carried Interests              3,350    1,005  30.0    31,726    9,757  30.8

  Arctic Islands:
    Carried Interests              3,060      153   5.0   128,670   37,027  28.8
    Working Interests                  -        -          45,100    1,817   4.0
                                  ------   ------         -------   ------
  Total Arctic Islands             3,060      153         173,770   38,844
                                  ------   ------         -------   ------

  Total Canada                    79,798   13,640         287,521   71,318

Texas, USA                           160       33  20.6         -        -
                                  ------   ------         -------   ------

               TOTAL              79,958   13,673         287,521   71,318
                                  ======   ======         =======   ======

(6)      Drilling activity

         Productive and dry net wells drilled during the following periods:

                                Gross                               Net
                       ---------------------             -----------------------
         Year          Productive        Dry             Productive          Dry
         1997              25             2                3.606            .250
         1996              10             2                1.044            .150
         1995               1             3                 .033            .258

(7)      Present Activities

         There was one well drilling at December 31, 1997.

(8)      Delivery Commitments

         None.

Item 3.  Legal Proceedings

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

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company does not expect to receive revenues before the year 2000, based on a price of Cdn. $1.39 per mcf and current production rates.

         Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and is ongoing. Based upon recently discovered evidence, the Company has petitioned the court for leave to amend its complaint to add a claim that the Defendants failed to develop the field in a timely manner. The Company is unable to estimate the time necessary to conclude the litigation.

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

         On January 22, 1996, the Company settled two claims outstanding against the Company in the Court of Queens Bench, Calgary, Alberta, which related to a suit brought against AlliedSignal Inc. ("AlliedSignal") in Florida which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against the Company in Canada to preclude other types of suits by the Company and to recover the costs of the defense of the initial action. The settlement bars AlliedSignal from making a claim against the Company for any costs in connection with the Kotaneelee Litigation. The Company agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

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

         Under Canadian law certain costs (known as "taxable costs") of the litigation may be assessed against the nonprevailing party. Taxable costs consist primarily of attorney's and expert witness fees during trial. The trial is presently scheduled to last twelve months, therefore, taxable costs could be substantial. While taxable costs are not now determinable, the Company estimates that taxable costs, assuming a twelve month trial, could be approximately $1.5 million. However, a judge in complex and lengthy trials has the discretion to increase an award of taxable costs. There are no assurances however, that taxable costs will not exceed this amount or that the duration of the trial will not exceed twelve months. The actual trial time through March 1998 is approximately 5 months. During 1997, the Company was assessed approximately $110,000 in taxable costs payable to the Defendants in connection with the Company's motion to disqualify Amoco's legal counsel which was denied.
The amount is included in 1997 legal expenses.

         There is no assurance whatever that the Company will be successful on the merits of its claims, which have been vigorously defended by the Defendants. There is also no assurance that the Company will be awarded any damages, or that, if damages are awarded, the Court will apply the measure of damages the Company claims should be applied.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of the Company

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

M. A. Ashton      62       President      Since June 4, 1997         Director

         All officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         The Company is aware of no arrangement or understanding between the individual named above and any other person pursuant to which any individual was selected as an officer.

                                     PART II

Item 5. Market for the Company's Limited Voting Shares and Related Stockholder Matters

         (a)      Principal Markets

         The Company's Limited Voting Shares, par value $1.00 per share, are traded on The Toronto Stock Exchange and the Pacific and Boston Stock Exchanges, and in the NASDAQ SmallCap market.

         The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

1996          1st quarter       2nd quarter        3rd quarter       4th quarter
----          -----------       -----------        -----------       -----------
High            11.25             11.50              11.55              10.25
Low              7.75              8.00               8.50               8.50


1997          1st quarter       2nd quarter        3rd quarter       4th quarter
----          -----------       -----------        -----------       -----------
High            11.00             12.50              16.60              15.00
Low              8.50              7.50              12.25              10.75

         The quarterly high and low closing prices (in United States dollars) on the Pacific Stock Exchange during the calendar periods indicated were as follows:

1996          1st quarter       2nd quarter        3rd quarter       4th quarter
----          -----------       -----------        -----------       -----------
High             8 1/8             8 1/4              8 1/2             7 5/8
Low                6               6 1/8              6 3/8             6 1/2


1997          1st quarter       2nd quarter        3rd quarter       4th quarter
----          -----------       -----------        -----------       -----------
High               8                 9              11 15/16              11
Low              6 1/2             5 3/4             8 13/16             7 1/4

         (b)      Approximate Number of Holders of Limited Voting
                  Shares at March 23, 1998

                                                              Approximate
         Title of Class                                Number of Record Holders

      Limited Voting Shares, par value
      $1.00 per share.                                           6,100

         (c)      Dividends

         The Company has never paid a dividend on its Limited Voting Shares. Any future dividends will be dependent on the Company's earnings, financial condition, and business prospects. The Company is legally restricted from paying any dividend or making any other payment to shareholders (except by way of return of capital) on the Limited Voting Shares until its accumulated deficit ($21,142,464 at December 31, 1997) is eliminated.

         Current Canadian law does not restrict the remittance of dividends to persons not resident of Canada. Under current Canadian tax law and the United States-Canada tax treaty, any dividends paid to U.S. shareholders are currently subject to a 15% Canadian withholding tax.

Item 6.           Selected Financial Data

         The following selected consolidated financial information (in thousands except per share and exchange rate data) of the Company insofar as it relates to each of the fiscal periods shown has been extracted from the Company's consolidated financial statements.

                                                                         Year ended December 31,
                                         -------------------------------------------------------------------------------------------
                                            1997               1996                1995               1994               1993
                                            ----               ----                ----               ----               ----
                                             ($)                ($)                ($)                 ($)                ($)

Operating revenues                           2,120              1,755              1,657               1,691              1,915
                                            ======             ======             ======              ======             ======

Total revenues                               2,515              2,228              1,793               1,942              2,103
                                            ======             ======             ======              ======             ======

Net loss                                    (1,758)            (1,461)            (1,162)             (1,210)              (977)
                                            ======             ======             ======              ======             ======

Net loss per share                           (.12)              (.11)              (.09)               (.10)              (.08)
                                            ======             ======             ======              ======             ======

Working capital                              5,573              8,403              1,510               2,417              3,890
                                            ======             ======             ======              ======             ======

Total assets                                20,956             20,375             12,380              13,390             14,484
                                            ======             ======             ======              ======             ======

Shareholders' Equity:
     Capital stock                          40,489             38,888             29,635              29,513             29,513
     Deficit                               (21,143)           (19,385)           (17,923)            (16,762)           (15,552)
                                            ------             ------             ------              ------             ------
                                            19,346             19,503             11,712              12,751             13,961
                                            ======             ======             ======              ======             ======
Average number of
  shares outstanding                        14,084             13,362             12,622              12,613             12,453
                                            ======             ======             ======              ======             ======

Exchange rates:
     Year-end                               .6992              .7297              .7329               .7129              .7554
                                            =====              =====              =====               =====              =====

     Average for the period                 .7224              .7335              .7289               .7324              .7757
                                            =====              =====              =====               =====              =====

     Range                               .6947-.7482        .7234-.7520        .7026-.7480         .7098-7634         .7436-.8045

U.S. GAAP Information

Under U.S. generally accepted accounting principles ("GAAP"), the above selected information would be as follows (See Note 6 in Notes to Consolidated Financial Statements):

Net loss                                  (1,588)            (1,236)             (1,001)           (1,140)                (673)
                                          =======            =======             =======           =======                =====
Net loss per share                         (.11)              (.09)               (.08)             (.09)                 (.05)
                                           =====              =====               =====             =====                 =====

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)      Liquidity and Capital Resources

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

         At December 31, 1997, the Company had approximately $5.5 million of cash and securities available. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. The Company estimates that it has adequate working capital for 1998 and 1999 and may be required to raise additional funds through the sale of properties or other means in order to complete the Kotaneelee Litigation.

         Cash flow used in operations during 1997 increased to $1,003,00 compared to $775,000 during the 1996 period. The $228,000 difference between the periods was caused primarily by the following:

                  Increase in loss from operations            $(311,000)
                  Increase in accounts receivable and other    (433,000)
                  Net change in current liabilities             516,000
                                                              ----------
                  Difference in net cash used in operations   $(228,000)
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

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for the year 1998 will be approximately $750,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During 1997, the Company expended approximately $1.8 million in connection with the Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

         The Company has established a reserve for its potential share of future site restoration costs. The estimated amount of these costs, which total $804,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice.

         The Company has determined that the year 2000 century change will have no material impact on the Company's internal operations or financial results. However, it will be dependent on its suppliers, partners and customers to make their systems year 2000 compliant.

(2)      Results of Operations

1997 vs. 1996

          The net loss for the year 1997 was $1,671,164, ($.12 per share) compared to a net loss of $1,461,283 ($.11 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                   1997              1996            Net Change
                                   ----              ----            ----------
Revenues                        $2,514,978        $2,228,393          $286,585
Costs and expenses              (4,272,642)       (3,689,676)         (582,966)
                                -----------       -----------         ---------
Net loss                       $(1,757,664)      $(1,461,283)        $(296,381)
                               ============      ============        ==========

         Oil sales increased by 46% due primarily to an 85% increase in production which was partially offset by a 12% decrease in the average prices of oil sold. There was also a 184% increase in royalties paid by the Company. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                        1997                                             1996
                                    Average price                                    Average price
                        bbls           per bbl            Total          bbls           per bbl            Total

Oil sales              63,783          $22.50          $1,436,000       34,565          $25.47            $880,000
Royalties paid                                           (315,000)                                        (111,000)
                                                       -----------                                        ---------
Total                                                  $1,121,000                                         $769,000
                                                       ==========                                         ========

         Gas sales increased 33%. There was a 41% increase in the average price for gas and a 2% increase in number of units sold. In addition, gas sales include royalty income which increased 35% in 1997. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                        1997                                             1996
                                    Average price                                    Average price
                        mmcf           per mcf            Total          mmcf           per mcf            Total

Gas sales               200             2.31             $462,000        197             $1.64            $323,000
Royalty income                                            146,000                                          108,000
Royalties paid                                            (85,000)                                         (36,000)
                                                         ---------                                        ---------
Total                                                    $523,000                                         $395,000
                                                         ========                                         ========

         Proceeds under carried interest agreements decreased 20% to $476,000 during 1997 compared to $591,000 in 1996. The operator of the Company's carried interest properties increased its development activities during late 1996, thereby incurring additional capital costs which were deducted in 1997. Proceeds under carried interest agreements are derived from net production revenues after payout of capital costs.

         Interest and other income decreased 17% in 1997. Interest income increased from $259,000 to $336,000 in 1997 due to the increase in funds available for investment from the June 1996 rights offering to shareholders. In addition, the 1997 period includes proceeds from the sale of seismic data in the amount of $59,000 compared to $215,000 from such sales in 1996.

         General and administrative costs increased 23% in 1997 to $1,105,000 from $895,000 in 1996. Capital taxes, which are based on the Company's net worth, increased $48,000 in 1997. Directors' fees increased $44,000 in 1997 because four nonemployee directors are being paid fees in 1997 compared to 1996 when only two directors were paid fees. Geological and engineering expenses increased $23,000 in 1997 because of the Company's active exploration program. Shareholders' expenses increased $32,000 in 1997 compared to 1996 because of increased printing and mailing costs. Salaries increased $39,000 in 1997 with the addition of a new employee.

         Legal expenses increased 18% during 1997 to $1,898,000 compared to $1,610,000 during 1996. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1997, the Company presented a major part of its case against the working interest partners. The 1997 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 68% from $477,000 in 1996 to $799,000 in the 1997 period. The increased costs are relative to the 85% increase in oil production. Although the revenue on these properties also increased during the period, the costs are not yet proportional to revenue because some of the new wells are awaiting installation of production facilities.

         A foreign exchange gain of $231,000 was recorded in 1997, contrasted with a gain of $25,000 on the Company's U.S. investments in 1996. In 1997, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

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
                             ============         ============        ==========


         Oil sales increased by 38% due primarily to a 14% increase in the average price of oil sold with an 18% increase in production. There was also a 13% increase in royalties paid. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                        1996                                             1995
                                    Average price                                    Average price
                        bbls           per bbl             Total         bbls           Per bbl            Total

Oil sales              34,565          $25.47            $880,000       29,198          $22.39            $654,000
Royalties paid                                           (111,000)                                         (98,000)
                                                         ---------                                        ---------
Total                                                    $769,000                                         $556,000
                                                         ========                                         ========

         Gas sales increased 8%. There was a 26% increase in the average price for gas which was partially offset by a 22% decrease in units sold. In addition, gas sales include royalty income which increased 17% in 1996. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

996                                           1995
                                    Average price                                   Average price
                        mmcf           per mcf              Total       mmcf           per mcf             Total

Gas sales                197            $1.64             $323,000       252            $1.30            $327,000
Royalty income                                             108,000                                         92,000
Royalties paid                                             (36,000)                                       (52,000)
                                                          ---------                                      ---------
Total                                                     $395,000                                       $367,000
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

         Interest and other income was 247% higher in 1996. Interest income increased from $90,000 to $259,000 in 1996 due to the increase in funds available for investment from the June 1996 rights offering to shareholders. In addition, the 1996 period includes proceeds from the sale of seismic data in the amount of $215,000 compared to $46,000 in 1995.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is not applicable to the Company until the fiscal year ending December 31, 1998.

Item 8.  Financial Statements and Supplementary Data



                         REPORT OF INDEPENDENT AUDITORS




To the Shareholders of
Canada Southern Petroleum Ltd.


We have audited the accompanying consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 1997 and 1996, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 1997 and 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1997, in accordance with accounting principles generally accepted in Canada.




Calgary, Canada                                            ERNST & YOUNG
March 20, 1998                                             Chartered Accountants

                         CANADA SOUTHERN PETROLEUM LTD.
                  (Incorporated under the laws of Nova Scotia)

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)


                                                              December 31,
                                                           1997         1996
                                                       -----------  -----------
          Assets

Cash and cash equivalents (Note 2)                     $ 2,129,156  $ 2,709,597
Marketable securities (Note 3)                           3,373,334    3,404,213
Accounts receivable (Note 4)                             1,226,086      635,223
Prepaid insurance and other                                             227,368
Other assets                                               242,278            -
                                                       -----------  -----------
Total current assets                                     6,970,854    6,976,401
                                                       -----------  -----------

Marketable securities (Note 3)                                   -    2,048,573
                                                       -----------  -----------

Oil and gas properties and equipment
  (full cost method) (Note 4)                           13,984,771   11,349,945
                                                       -----------  -----------
Total assets                                           $20,955,625  $20,374,919
                                                       ===========  ===========

          Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable                                     $ 1,120,521  $   439,837
  Accrued liabilities (Notes 10 and 11)                    277,715      182,104
                                                       -----------  -----------
Total current liabilities                                1,398,236      621,941
                                                       -----------  -----------

Future site restoration costs                              210,974      250,274
                                                       -----------  -----------

Contingencies (Note 8)                                           -            -

Shareholders' Equity
  Limited Voting Shares, par value
    $1 per share (Note 5)
  Authorized - 100,000,000 shares
  Outstanding - 14,234,740 (1996 - 13,956,540) shares   14,234,740   13,956,540
  Contributed surplus                                   26,254,139   24,930,964
                                                       -----------  -----------
Total capital                                           40,488,879   38,887,504
                                                       -----------  -----------

Deficit                                                (21,142,464) (19,384,800)
                                                       -----------  -----------
Total shareholders' equity                              19,346,415   19,502,704
                                                       -----------  -----------
Total liabilities and shareholders' equity             $20,955,625  $20,374,919
                                                       ===========  ===========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)


                                                                      Year ended December 31,
                                                          1997                  1996                   1995
                                                      ------------          ------------           ------------
Revenues:
  Oil sales                                           $  1,120,789          $    768,576           $    555,894
  Gas sales                                                523,433               395,068                366,700
  Proceeds under carried
      interest agreements                                  475,697               590,935                734,066
  Interest and other income                                395,059               473,814                136,452
                                                      ------------          ------------           ------------
    Total revenues                                       2,514,978             2,228,393              1,793,112
                                                      ------------          ------------           ------------

Costs and expenses:
  General and administrative                             1,104,535               894,766                988,395
  Legal (Note 9)                                         1,897,506             1,610,477                879,821
  Lease operating costs                                    799,372               476,562                503,648
  Depletion, depreciation,
      and amortization                                     623,600               654,982                499,630
  Foreign exchange (gains)                                (231,457)              (24,693)                13,915
  Provision for future site
      restoration costs                                     21,500                24,600                 16,800
  Rent                                                      57,586                52,982                 52,666
                                                      ------------          ------------           ------------
    Total costs and expenses                             4,272,642             3,689,676              2,954,875
                                                      ------------          ------------           ------------

  Loss before income taxes                              (1,757,664)           (1,461,283)            (1,161,763)
  Income taxes (Note 6)                                          -                     -                      -
                                                      ------------          ------------           ------------
Net loss                                                (1,757,664)           (1,461,283)            (1,161,763)
  Deficit - beginning of period                        (19,384,800)          (17,923,517)           (16,761,754)
                                                      -------------         -------------          -------------
  Deficit - end of period                             $(21,142,464)         $(19,384,800)          $(17,923,517)
                                                      =============         =============          =============

Net loss per share (Basic & Diluted)                     $(.12)                $(.11)                 $(.09)
                                                         ======                ======                 ======

Average number of shares
  Outstanding (Basic & Diluted)                        14,084,294            13,362,410             12,621,560
                                                       ==========            ==========             ==========



                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)

                                                                                  Year ended
                                                                                 December 31,
                                                              1997                   1996                   1995
                                                          -----------            -----------            -----------
 Cash flows from operating activities:
     Net loss                                             $(1,757,664)           $(1,461,283)           $(1,161,763)
     Adjustments to reconcile net loss
        to net cash provided by
       (used in) operating activity:
     Depreciation, depletion and
       amortization                                           623,600                654,982                499,630
     Future site restoration costs (net)                      (39,300)               (56,454)                16,800
   Change in assets and liabilities:
     Accounts and interest receivable                        (590,863)              (284,625)               (64,491)
     Other assets                                             (14,910)               112,074                (85,775)
     Accounts payable                                         680,684                314,328                (38,583)
     Accrued liabilities                                       95,611                (54,228)                51,620
                                                          -----------            -----------            -----------
 Net cash used in operations                               (1,002,842)              (775,206)              (782,562)
                                                          -----------            -----------            -----------

 Cash flows from investing activities:
   Additions to oil and gas properties (net)               (3,258,426)            (1,496,308)              (383,519)
   Sale (purchase) of marketable securities                 2,079,452             (5,452,786)                     -
                                                          -----------            -----------            -----------
 Net cash used in investing activities                     (1,178,974)            (6,949,094               (383,519)
                                                          -----------            -----------            -----------

 Cash flows from Financing Activities:
   Sale of common stock less expenses                               -              9,019,609                      -
   Exercise of stock options                                1,601,375                232,707                121,780
                                                          -----------            -----------            -----------
 Net cash from financing activities                         1,601,375              9,252,316                121,780
                                                          -----------            -----------            -----------

 Increase (decrease) in cash
   and cash equivalents                                      (580,441)             1,528,016             (1,044,301)
 Cash and cash equivalents at the
   beginning of period                                      2,709,597              1,181,581              2,225,882
                                                          -----------            -----------            -----------
 Cash and cash equivalents at the
   end of period (Note 2)                                 $ 2,129,156            $ 2,709,597            $ 1,181,581
                                                          ===========            ===========            ===========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES
                             AND CONTRIBUTED SURPLUS
                         (Expressed in Canadian dollars)



                                                           Limited
                                        Number          Voting Shares        Contributed
                                      of shares         $1 par value           surplus            Total
                                      ----------        ------------         -----------       -----------

Balance at December 31, 1994          12,612,791         $12,612,791         $16,900,617       $29,513,408

  Exercise of stock options               33,000              33,000              88,780           121,780
                                      ----------         -----------         -----------       -----------

Balance at December 31, 1995          12,645,791          12,645,791          16,989,397        29,635,188

Sale of common stock                   1,268,549           1,268,549           7,751,060         9,019,609
Exercise of stock options                 42,200              42,200             190,507           232,707
                                      ----------         -----------         -----------       -----------

Balance at December 31, 1996          13,956,540          13,956,540          24,930,964        38,887,504

Exercise of stock options                278,200             278,200           1,323,175         1,601,375
                                      ----------         -----------         -----------       -----------

Balance at December 31, 1997          14,234,740         $14,234,740         $26,254,139       $40,488,879
                                      ==========         ===========         ===========       ===========



                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                                December 31, 1997

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

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                                December 31, 1997

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

1.       Summary of significant accounting policies (Cont'd)

Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. In February 1997, the FASB issued Statement No. 128, Earnings per Share ("EPS"), which the Company adopted retroactively in 1997. The Company's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Future site restoration costs

         Estimated future site restoration costs which are estimated to be $804,000 are being provided on a unit of production basis. The provision is based on current costs of complying with existing legislation and industry practice for site restoration and abandonment. At December 31, 1997, approximately $598,000 in such costs have not been accrued.

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

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable, marketable securities and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

1.       Summary of significant accounting policies (Cont'd)

Comprehensive income

         In 1997, the Financial Accounting Standards Board issued FASB Statement No. 130, Reporting Comprehensive Income. As the Company has no items of other comprehensive income, the net loss for all periods presented is equal to the comprehensive loss.

2.       Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

                                                    1997                 1996
                                                 ----------           ----------
Cash                                             $  436,030           $  319,616
Canadian bankers acceptances (2.9%)                 988,437            1,441,170
U.S. Treasury Bills (5.6%)                          704,689              948,811
                                                 $2,129,156           $2,709,597
                                                 ==========           ==========

3.       Marketable Securities

         At  December 31,  1997  and  1996,   the  Company  held  the  following
marketable securities which were expected to be held until maturity:

                                                        1997
                  Security                       Par value        Maturity Date       Amortized Cost      Fair value
                  --------                       ----------       -------------       --------------      ----------
U.S. Federal Home Bank Note                      $  143,021       Mar. 6, 1998          $  140,418        $  141,247
U.S. Federal Home Bank Note                         286,041       Apr. 6, 1998             278,324           280,925
U.S. Federal Farm Credit Bank Note                  143,021       May 4, 1998              139,600           139,469
U.S. Treasury Note                                2,145,309       May 31, 1998           2,137,934         2,149,321
U.S. Federal Home Loan Bank Note                    715,103       Jun. 19, 1998            677,058           683,411
                                                 ----------                             ----------        ----------
Total                                            $3,432,495                             $3,373,334        $3,394,373
                                                 ==========                             ==========        ==========

                                                        1996

U.S. Treasury Bill                               $  822,256       Mar. 27, 1997         $  801,637       $   812,570
U.S. Treasury Bill                                  685,213       Apr. 3, 1997             657,599           676,271
U.S. Treasury Bill                                2,055,639       Jun. 26, 1997          1,944,977         2,004,289
                                                 ----------                             ----------        ----------
Total short term                                  3,563,108                              3,404,213         3,493,130
                                                 ----------                             ----------        ----------

U.S. Treasury Bill                                2,055,639       Jun. 26, 1998          2,048,573         2,056,914
                                                 ----------                             ----------        ----------
Total                                            $5,618,747                             $5,452,786        $5,550,044
                                                 ==========                             ==========        ==========

4.       Oil and gas properties and equipment

                                                                                  Accumulated
                                                                                Provisions and        Net Book
                                                                 Cost             Writedowns            Value
                                                             -----------          ----------         -----------
Balance December 31, 1997
Oil and gas properties - developed                            21,192,037           7,854,066          13,337,971
Oil and gas properties (U.S.) - undeveloped                      616,980                   -             616,980
Seismic data                                                     112,000             112,000
                                                             -----------          ----------         -----------
                                                                                                               -
                                                              21,921,017           7,966,066          13,954,951
Equipment                                                         67,769              37,949              29,820
                                                             -----------          ----------         -----------
                                                             $21,988,786          $8,004,015         $13,984,771
                                                             ===========          ==========         ===========

Balance December 31, 1996
Oil and gas properties-developed                             $18,555,130          $7,227,874         $11,327,256
Oil and gas properties-undeveloped                                     1                   -                   1
Seismic data                                                     112,000             112,000
                                                             -----------          ----------         -----------
                                                                                                               -
                                                              18,667,131           7,339,874          11,327,257
Equipment                                                         62,172              39,484              22,688
                                                             -----------          ----------         -----------
                                                             $18,729,303          $7,379,358         $11,349,945
                                                             ===========          ==========         ===========


         Substantially all gas sales were made to CanWest Gas Supply Inc. and oil sales were made to Canadian Natural Resources Ltd. and Probe Exploration, Inc. ("Probe"). At December 31, 1997, a cash call in the amount of $616,000 from Probe is included in accounts receivable.

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

         On January 27, 1998, the Company's Board of Directors approved a stock option plan that permits the granting of both stock options and stock appreciation rights. Under the plan, which must be approved by the Company's shareholders at the June 1998 Annual Meeting, a total of 700,000 shares are being authorized.

         In 1996, the Company sold 1.3 million shares to its shareholders at $7.50 per share. The proceeds to the Company from the rights offering were $9,019,609 after deducting the $494,509 cost of the offering.

5.       Limited voting shares and stock options (Cont'd)

         Following  is  a  summary  of  option   transactions   which   reflects
adjustments of the stock option prices and the number of shares subject to stock options as discussed above:

Options outstanding                         Number of shares      Option Prices
                                                                       ($)
December 31, 1994                                 494,700          3.45 - 7.00
  Exercised                                       (33,000)         3.45 - 4.06
                                                  -------
December 31, 1995                                 461,700
                                                  =======
  Canceled                                       (137,000)         3.45 - 7.00
  Exercised                                       (42,200)         3.45 - 8.75
  Granted                                         150,700          3.15 - 6.37
  Granted                                          12,500             8.75
                                                  -------
December 31, 1996                                 445,700
                                                  =======
  Exercised                                      (278,200)         3.70 - 8.75
  Granted                                          35,000             13.50
December 31, 1997                                 202,500         6.37 - 13.50
                                                  =======

Options reserved for future grants                212,134

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

          Option valuation models require that input of highly subjective assumptions including the expected stock price volatility. The assumptions used in the 1996 valuation model were: risk free interest rate - 6.7%, expected life
- 5 years and expected volatility - .396. The assumptions used in the 1997 valuation model were: risk free interest rate - 5.7%, expected life - 5 years and expected volatility - .459.

5.       Limited voting shares and stock options (Cont'd)

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

          For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information follows:

                                                       Amount          Per Share
Net loss as reported - December 31, 1996             $(1,461,283)        $(.11)
Stock option expense                                      49,373            -
                                                     ------------        ------
Pro forma net loss - December 31, 1996               $(1,510,656)        $(.11)
                                                     ============        ======

Net loss as reported - December 31, 1997             $(1,757,664)        $(.12)
Stock option expense                                     225,400          (.02)
                                                     ------------        ------
Pro forma net loss - December 31, 1997               $(1,983,064)        $(.14)
                                                     ============        ======

6.        Income taxes

          Income taxes vary from the amounts that would be computed by applying the Canadian federal and provincial income tax rates as follows:


                                                                        1997              1996             1995
                                                                     ---------         ---------         ---------
                                                                       44.84%            44.84%           44.84%
                                                                       ======            ======           ======
Provision for income taxes based on combined
 basic Canadian federal and provincial income tax                    $(788,137)        $(655,239)        $(520,935)
Nondeductible crown charges                                            154,463            61,599            60,354
Resource allowance                                                     232,922                 -                 -
Other                                                                   21,106               478               948
Nontaxable portion of capital gain                                     (20,743)                -                 -
Unrealized tax loss                                                    400,389           593,162           459,633
                                                                     ---------         ---------         ---------
Actual provision for income taxes                                    $       -         $       -         $       -
                                                                     =========         =========         =========

         At December 31, 1997, the Company had net operating losses for income tax purposes of approximately $3,821,000 which are available to be carried forward to future periods. These losses expire in the following years: 1998 - $563,000, 1999 - $194,000, 2000 - $294,000, 2001 - $545,000, 2002 - $569,000,
2003 - $1,077,000 and 2004 - $579,000.

         At December 31, 1997, the following oil and gas tax deductions are available to reduce future taxable income, subject to a final determination by taxation authorities.

Canada

Drilling, exploration and lease acquisition costs                   $12,932,000
Earned depletion                                                      1,975,000
Undepreciated capital costs                                           2,172,000
Cumulative eligible capital losses                                      407,000
Share issue costs                                                       274,000

United States

Exploration and lease acquisition costs                                $610,000

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


                                    1997              1996              1995
                                ------------      ------------      ------------
Deferred tax asset               $3,663,793        $3,233,506        $2,351,550
Valuation reserve                (2,733,655)       (2,473,526)       (1,816,792)
                                 ----------        ----------        ----------
Net deferred tax asset           $  930,138        $  759,980        $  534,758
                                 ==========        ==========        ==========

Deferred tax recovery            $  170,158        $  225,222        $  160,980
                                 ==========        ==========        ==========

         Net loss under U.S. GAAP, in total, and per share based on average number of shares outstanding during the periods shown is as follows:

                                                                         1997              1996             1995
                                                                     ------------      ------------     ------------
Net loss under Canadian GAAP before income taxes                     $(1,757,664)      $(1,461,283)     $(1,161,763)
Income tax adjustment                                                    170,158           225,222          160,980
                                                                     ------------      ------------     ------------
Net loss under U.S. GAAP                                             $(1,587,506)      $(1,236,061)     $(1,000,783)
                                                                     ============      ============     ============
Per Share Basis:
Net loss under Canadian GAAP before income taxes                        $(.12)            $(.11)           $(.09)
Income tax adjustment                                                     .01               .02              .01
                                                                        ------            ------           ------
Net loss under U.S. GAAP                                                $(.11)            $(.09)           $(.08)
                                                                        ======            ======           ======

          The  deficit  under  U.S.  GAAP  would  have  been   $20,212,326   and
$18,624,820 at December 31, 1997 and 1996, respectively.

7.        Line of credit

          The Company has a line of credit with a Canadian chartered bank which provides for a loan of $500,000. The line of credit provides for a $125,000 operating loan and $375,000 for letters of credit as part of the directors' indemnification agreements. The interest rate on borrowing is at 3/4% above the bank's prime lending rate. The line of credit is subject to annual review and is secured by a general assignment of accounts receivable and an undertaking to provide security in the form of assignment of future working interest proceeds. No drawings were made under this line during 1997 or 1996.

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

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company does not expect to receive revenues before the year 2000, based on a price of Cdn. $1.39 per mcf and current production rates.

         Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and is ongoing. Based upon recently discovered evidence, the Company has petitioned the court for leave to amend its complaint to add a claim that the Defendants failed to develop the field in a timely manner. The Company is unable to estimate the time necessary to conclude the litigation.

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

         On January 22, 1996, the Company settled two claims outstanding against the Company in the Court of Queens Bench, Calgary, Alberta, which related to a suit brought against AlliedSignal Inc. ("AlliedSignal") in Florida which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against the Company in Canada to preclude other types of suits by the Company and to recover the costs of the defense of the initial action. The settlement bars AlliedSignal from making a claim against the Company for any costs in connection with the Kotaneelee Litigation. The Company agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

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

         Under Canadian law certain costs (known as "taxable costs") of the litigation may be assessed against the nonprevailing party. Taxable costs consist primarily of attorney's and expert witness fees during trial. The trial is presently scheduled to last twelve months, therefore, taxable costs could be substantial. While taxable costs are not now determinable, the Company estimates that taxable costs, assuming a twelve month trial, could be approximately $1.5 million. However, a judge in complex and lengthy trials has the discretion to increase an award of taxable costs. There are no assurances however, that taxable costs will not exceed this amount or that the duration of the trial will not exceed twelve months. The actual trial time through March 1998 is approximately 5 months. During 1997, the Company was assessed approximately $110,000 in taxable costs payable to the Defendants in connection with the Company's motion to disqualify Amoco's legal counsel which was denied.
The amount is included in 1997 legal expenses.

         There is no assurance whatever that the Company will be successful on the merits of its claims, which have been vigorously defended by the Defendants. There is also no assurance that the Company will be awarded any damages, or that, if damages are awarded, the Court will apply the measure of damages the Company claims should be applied.

9.       Related party transactions

         Fees paid or accrued for legal services rendered to the Company by Reasoner, Davis & Fox, (of which firm Mr. C. Dean Reasoner, a director of the Company until March 11, 1997, is a partner,) were U.S. $111,000 and $133,000 for the years 1996 and 1995, respectively.

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

         Messrs. Heath and Reasoner have royalty interests in certain of the Company's oil and gas properties, (present and past) which were received directly or indirectly through the Company. The Company and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Reasoner were U.S. $5,342 and $6,159 in 1996 and 1995, and for Mr. Heath U.S. $11,158, $10,844 and $12,777 in 1997, 1996 and 1995,
respectively.

10.      Other financial information

Accrued liabilities
                                                     1997             1996
                                                     ----             ----
Accrued liabilities due to working
  interest partners                                $      -         $ 12,050
Accrued accounting and legal expenses               137,650           52,793
Accrued royalties                                   139,645          116,415
Other                                                   420              846
                                                   --------         --------
                                                   $277,715         $182,104
                                                   ========         ========


                                                 Year ended December 31,
                                          1997            1996            1995

Royalty payments (1)                    $366,661        $147,572        $150,224
                                        ========        ========        ========

Interest payments (2)                   $  6,650        $  7,099        $ 10,000
                                        ========        ========        ========

Large corporation tax payments          $ 27,388        $  2,741        $  4,527
                                        ========        ========        ========
--------------------
(1)      Oil and gas sales are reported net of royalties paid.
(2)      Bank line of credit charges.

11.      Other commitments

         During March 1998, the Company agreed to participate with two other companies in a heavy oil recovery project in California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The initial purchase price for a 90% (75% APO) interest in the project is $200,000 (Company share 30% - $60,000). There is also a commitment to spend $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (Company share $180,000). If the total amount of expenditures is less than $600,000, the participants' interests will be reduced proportionately to an amount which is not less than 10% (Company share - 3%).

                         CANADA SOUTHERN PETROLEUM LTD.
               SUPPLEMENTARY INFORMATION ON OIL AND GAS ACTIVITIES
                                   (unaudited)

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

Estimated net quantities of proved oil and gas reserves:


                                                   Oil            Gas
                                                  (bbls)         (bcf)
Proved reserves:
December 31, 1994                                473,600         32.957
  Revisions of previous estimates               (157,908)         1.559
  Production*                                    (30,892)        (1.311)
                                                 --------        -------
December 31,1995                                 284,800         33.205
  Revisions of previous estimates                178,448         (2.655)
  Production*                                    (37,448)        (1.519)
                                                 --------        -------
December 31, 1996                                425,800         29.031
  Revisions of previous estimates                179,333         (3.802)
  Production*                                    (71,333)         (.838)
                                                 --------        -------
December 31, 1997                                533,800         24.391
                                                 =======         ======

Proved developed reserves:
December 31, 1994                                473,600         32.957
                                                 =======         ======
December 31, 1995                                284,800         33.205
                                                 =======         ======
December 31, 1996                                358,400         28.265
                                                 =======         ======
December 31, 1997                                508,200         24.391
                                                 =======         ======

-----------------
* Production data includes oil and gas sales and the proceeds from the carried interest properties.

Results of oil and gas operations:


                                                            1997                 1996                 1995
                                                         ----------           ----------           ----------
Income:
  Oil and gas sales                                      $1,644,222           $1,163,644           $  922,594
  Proceeds under carried
    interest agreements                                     475,697              590,935              734,066
                                                         ----------           ----------           ----------
                                                          2,119,919            1,754,579            1,656,660
                                                         ----------           ----------           ----------
Costs and expenses:
  Production costs                                          799,372              476,562              503,648
  Depletion depreciation, and
    amortization                                            623,600              654,982              499,630
  Provision for future site
    restoration costs                                        21,500               24,600               16,800
  Income tax expense                                              -                    -                    -
                                                         ----------           ----------           ----------
                                                          1,444,472            1,156,144            1,020,078
                                                         ----------           ----------           ----------
Net income from operations                               $  675,447           $  598,453           $  636,582
                                                         ==========           ==========           ==========

Costs of oil and gas activities:


                                                             1997                 1996                 1995
                                                         ----------           ----------           ----------
Acquisition costs                                        $  399,000           $  484,000           $   49,000
Exploration                                                 546,000              146,000               92,000
Development                                               2,313,000              866,000              243,000

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars):


                                                            1997                 1996                 1995
                                                         ----------           ----------           ----------
Future cash inflows                                      $   46,435           $   49,410           $   48,298
Future development and
  production costs                                          (22,517)             (20,813)             (18,473)
                                                         ----------           ----------           ----------
                                                             23,918               28,597               29,825
Future income tax expense*                                   (1,573)              (2,931)              (4,218)
                                                         ----------           ----------           ----------
Future net cash flows                                        22,345               25,666               25,607
10% annual discount                                          (7,836)              (9,691)             (10,679)
                                                         ----------           ----------           ----------
Standardized measure of discounted
  future net cash flows                                  $   14,509           $   15,975           $   14,928
                                                         ==========           ==========           ==========

* Reflects tax benefit for the years 1997, 1996 and 1995, from carryforward of exploration, development and lease acquisition costs, undepreciated capital costs and book earned depletion of $18,065,000, $17,032,000 and $13,679,000.

         Current prices used in the foregoing estimates were based upon selling prices at the wellhead in the last month of each fiscal period. Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):

                                                   Year ended December 31,
                                              1997          1996          1995
                                            --------      --------      --------
Changes due to:
Prices and production costs                 $  (579)      $ 3,248       $   (88)
Future development costs                     (2,350)       (1,049)           83
Sales net of production costs                (1,562)       (1,330)       (1,428)
Development costs incurred
  during the year                             2,313           866           243
Net change due to extensions,
  discoveries and improved recovery           1,692         1,458             -
Revisions of quantity estimates              (3,642)       (4,229)       (3,404)
Accretion of discount                         1,723         1,660         1,927
Net change in income taxes                      939           423         1,078
                                            -------       -------       -------
Net change                                  $(1,466)      $ 1,047       $(1,589)
                                            ========      =======       ========

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

         For information concerning Item 10 - Directors and Executive Officers of the Company, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1997, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - Executive Officers of the Company, see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      (1)      Financial Statements

                  The financial statements listed below and included under Item 8, above are filed as part of this report.

                                                                  Page Reference

Report of Independent Auditors                                           35
Consolidated balance sheets at December 31, 1997 and 1996                36
For the years ended December 31, 1997, 1996 and 1995
    Consolidated statements of operations and deficit                    37
    Consolidated statements of cash flows                                38
Consolidated statements of Limited Voting Shares and Contributed
  Surplus for the three years ended December 31, 1997                    39
Notes to consolidated financial statements                             40-52
Supplementary information on oil and gas activities (unaudited)          53

                  (2)      Consolidated Financial Statement Schedules

                           All schedules  have been  omitted since  the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                  (3)      Exhibits

                           The  following  exhibits  are  filed  as part of this
report:

             Item Number

                  2. Plan of acquisition, arrangement, liquidation or succession

                           None

                  3.       Articles of Incorporation and By-Laws

                           Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 and By-laws, as amended, filed as Exhibit 3 to Registration Statement No. 33-99052 as filed on November 7, 1995.

                  4. Instruments defining the rights of security holders, including indentures

                           None.

                  9.       Voting trust agreement

                           None.

                  10.      Material contracts

                           (a)  Agreements relating to Kotaneelee.
                             (1.) Copy of Agreement  dated May 28, 1959  between
                           the Company et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company filed as
                           Exhibit 10 (a) (1) to Registration Statement No. 33-99052 as filed on November 7, 1995 is incorporated herein by reference.

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

                  11.      Statement re computation of per share earnings

                           Not applicable.

                  12.      Statement re computation of ratios

                           None.

                  13.      Annual report to security holders

                           Not applicable.

                  16.      Letter re change in certifying accountant

                           Not applicable.

                  18.      Letter re change in accounting principles

                           None.

                  20.      Previously unfiled documents

                           None.

                  21.      Subsidiaries of the Company

                           Canpet Inc. incorporated in Delaware on August 3, 1973. C. S. Petroleum Limited incorporated in Nova Scotia on December 15, 1981.

                  22. Published report regarding matters submitted to vote of security holders

                           None.

                  23.      Consents of experts and counsel

                           (a)  Paddock  Lindstrom  &  Associates,  Ltd.   filed
                           herein.

                           (b)  Ernst & Young filed herein.

                  24.      Power of attorney

                           Not applicable.

                  27.      Financial Data Schedule

                           Filed herein.

                  28. Information from reports furnished to state insurance regulatory authorities

                           Not applicable.

                  99.      Additional exhibits

                  (a) Complaint of Allied-Signal Inc. in its action against Dome Petroleum Limited, Amoco Production Company, and Amoco Canada Petroleum Company Ltd. filed September 2, 1988 in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, filed as
                           Exhibit 99(a) to Registration Statement No. 33-99052 as filed on November 7, 1995 is incorporated herein by reference.

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

                  (c) Statement of Claim filed on October 27, 1989 against Columbia Gas Development of Canada Ltd., Amoco Production Company, Dome Petroleum Limited, Amoco Canada Petroleum Company Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. in the Court of Queen's Bench of Alberta Judicial District of Calgary, Alberta, Canada filed as Exhibit 99(c) to Registration Statement No. 33-99052 as filed on November 7, 1995 is incorporated herein by reference.

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

                  (h) Documents regarding settlement with AlliedSignal Inc. as Exhibits to Form 8-K as filed on January 30, 1996 are incorporated herein by reference.

                           (1)  Covenant Not to Sue.

                           (2) Discontinuance of Action. Action No. 8801-13549 Court of Queen's Bench of Alberta Judicial District of Calgary.

                           (3) Order. Action No. 8801-123549 Court of Queens Bench of Alberta Judicial District of Calgary.

                           (4) Partial Discontinuance of Counterclaim. Action No. 8801-13549 Court of Queen Bench of Alberta Judicial District of Calgary.

                           (5) Notice of Discontinuance of Third Party Proceedings as Against Allied-Signal Inc. Action No. 9001-03466 Court of Queens Bench of Alberta Judicial District of Calgary.

         (b)      Reports on Form 8-K

                  On October 1, 1997, the Company filed a Current Report on Form 8-K to report that Mr. Charles J. Horne resigned as a director of the Company for primarily health reasons, and that Mr. Timothy L. Largay was elected a director.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CANADA SOUTHERN PETROLEUM LTD.
                                                   (Registrant)


Dated:        March 27, 1998            By /s/ M. Anthony Ashton
       ---------------------------         -----------------------
                                           M. Anthony Ashton
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ M. Anthony Ashton                    By /s/ Beverley A. Scobie
   M. Anthony Ashton                           Beverley A. Scobie
   President and Director                      Treasurer and Chief Financial and
                                                  Accounting Officer

Dated:         March 27, 1998               Dated:         March 27, 1998
       -------------------------------             -----------------------------


By /s/ Benjamin W. Heath                    By /s/ Timothy L. Largay
   Benjamin W. Heath                           Timothy L. Largay
   Director                                    Director


Dated:         March 27, 1998               Dated:         March 27, 1998
       -------------------------------             -----------------------------


By /s/ Arthur B. O'Donnell                  By /s/ Eugene C. Pendery
   Arthur B. O'Donnell                         Eugene C. Pendery
   Director                                    Director


Dated:         March 27, 1998               Dated:         March 27, 1998
       -------------------------------             -----------------------------

                                Index to Exhibits



                Exhibit 23(a)         Consent of Independent Petroleum Engineers


                Exhibit 23(b)         Consent of Independent Auditors


                Exhibit 27            Financial Data Schedule