Form 10-Q
period 1998-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 1998-05-12
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1998
                               -----------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,234,740 shares outstanding as of May 8, 1998.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                 March 31,            December 31,
                                                                                   1998                   1997
                                                                                -----------           -----------
                                Assets

 Current assets:
   Cash and cash equivalents                                                    $ 1,620,945           $ 2,129,156
   Marketable securities                                                          2,121,851             3,373,334
   Accounts and interest receivable                                                 957,709             1,226,086
   Other assets                                                                     251,189               242,278
                                                                                -----------           -----------
 Total current assets                                                             4,951,694             6,970,854
                                                                                -----------           -----------

 Oil and gas properties and equipment
   (full cost method)                                                            14,343,838            13,984,771
                                                                                -----------           -----------
 Total assets                                                                   $19,295,532           $20,955,625
                                                                                ===========           ===========

                 Liabilities and Shareholders' Equity

 Current liabilities:
   Accounts payable                                                             $   354,579           $ 1,120,521
   Accrued liabilities                                                              305,933               277,715
                                                                                -----------           -----------
 Total current liabilities                                                          660,512             1,398,236
                                                                                -----------           -----------

 Future site restoration costs                                                      218,274               210,974
                                                                                -----------           -----------

 Shareholders' Equity
   Limited Voting Shares, par value $1 per share
   Authorized - 100,000,000 shares
   Outstanding -14,234,740 and 13,956,540 shares                                 14,234,740            14,234,740
   Contributed surplus                                                           26,254,139            26,254,139
                                                                                -----------           -----------
 Total capital                                                                   40,488,879            40,488,879
                                                                                -----------           -----------
   Deficit                                                                      (22,072,133)          (21,142,464)
                                                                                -----------           -----------
 Total shareholders' equity                                                      18,416,746            19,346,415
                                                                                -----------           -----------
 Total liabilities and shareholders' equity                                     $19,295,532           $20,955,625
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                      Three months ended
                                                                                           March 31,

                                                                                  1998                   1997
                                                                              ------------           ------------
Revenues:
  Oil sales                                                                   $    226,579           $    294,397
  Gas sales                                                                        146,398                187,678
  Proceeds under carried interest agreements                                        56,088                    686
  Interest and other income                                                         73,649                105,137
                                                                              ------------           ------------
                                                                                   502,714                587,898
                                                                              ------------           ------------
Costs and expenses:
  General and administrative                                                       368,232                290,969
  Legal                                                                            504,088                335,772
  Lease operating costs                                                            312,924                234,889
  Depletion, depreciation, and amortization                                        182,900                128,200
  Foreign exchange loss (gain)                                                      36,652                (64,553)
  Provision for future site restoration costs                                        7,300                  5,000
  Rent                                                                              20,287                 13,675
                                                                              ------------           ------------
                                                                                 1,432,383                943,952
                                                                              ------------           ------------
  Loss before income taxes                                                        (929,669)              (356,054)
  Income taxes                                                                           -                      -
                                                                              ------------           ------------
Net loss                                                                          (929,669)              (356,054)

Deficit - beginning of period                                                  (21,142,464)           (19,384,800)
                                                                              ------------           ------------
Deficit - end of period                                                       $(22,072,133)          $(19,740,854)
                                                                              =============          =============

Average number of shares outstanding                                            14,234,740             13,956,540
                                                                                ==========             ==========

Net loss per share (Basic & Diluted)                                              $(.07)                 $(.03)
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                     Three months ended
                                                                                          March 31,

                                                                                 1998                   1997
                                                                              ----------             ----------
Cash flows from operating activities:
    Net loss                                                                  $ (929,669)            $ (356,054)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization                                   182,900                128,200
      Future site restoration costs                                                7,300                (32,235)
    Change in current assets and liabilities:
      Accounts and interest receivable                                           268,377               (166,713)
      Prepaid insurance and other                                                 (8,911)                (8,184)
      Accounts payable                                                          (765,942)               163,530
      Accrued liabilities                                                         28,218                 37,601
                                                                              ----------             ----------
  Net cash used in operations                                                 (1,217,727)              (233,855)
                                                                              ----------             ----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                                     (541,967)              (544,907)
  Sale (purchase) of marketable securities                                     1,251,483                753,334
                                                                              ----------             ----------
Net cash provided by investing activities                                        709,516                208,427
                                                                              ----------             ----------

Decrease in cash and cash equivalents                                           (508,211)               (25,428)
Cash and cash equivalents at the
  beginning of period                                                          2,129,156              2,709,597
                                                                              ----------             ----------
Cash and cash equivalents at the
  end of period                                                               $1,620,945             $2,684,169
                                                                              ==========             ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1998
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three month periods ended March 31, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

         At March 31, 1998, the Company had approximately $3.7 million of cash and securities available. Of this amount, approximately $3.3 million are held in U.S. Government securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the three months ended March 31, 1998 increased to $1,218,000 compared to $234,000 during the comparable 1997 period. The difference between the periods was caused primarily by the following:

                  Increase in loss from operations            $(479,000)
                  Changes in accounts receivable and other      434,000
                  Net change in current liabilities            (939,000)
                                                              ----------
                  Difference in net cash used in operations   $(984,000)
                                                              ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1998
                         (Expressed in Canadian Dollars)

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

         The  operator of the  Kotaneelee  gas field has reported to the Company
that  development  costs  totaling  approximately  $19,109,000,   of  which  the
Company's share is $5,733,000, remain to be recovered at January 31, 1998.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1998 will be approximately $750,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended March 31, 1998 vs. March 31, 1997

         The net loss for the quarter ended March 31, 1998 was $929,669 ($.07 per share) compared to a net loss of $356,054 ($(.03 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                                  1998               1997             Net Change
                                  ----               ----             ----------
Revenues                       $  502,714         $ 587,898           $ (85,184)
Costs and expenses             (1,432,383)         (943,952)           (488,431)
                               -----------        ----------          ----------
Net loss                       $ (929,669)        $(356,054)          $(573,615)
                               ===========        ==========          ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Oil sales decreased 23% due to a 37% decrease in the price of oil sold which was partially offset by a 31% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                               Three month period ended March 31,
                              1998                            1997
                  -----------------------------    -----------------------------
                         Average price                    Average price
                   bbls     per bbl     Total       bbls     per bbl     Total
Oil sales         18,194    $15.52    $282,000     13,860    $24.82    $344,000
Royalties paid                         (55,000)                         (50,000)
                                      ---------                        ---------
Total                                 $227,000                         $294,000
                                      ========                         ========

         Gas sales decreased 22%. There was a 45% decrease in gas prices which was partially offset by a 27% increase in the number of units sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                Three month period ended March 31,
                              1998                             1997
                  -----------------------------    -----------------------------
                         Average price                    Average price
                  mmcf      per mcf     Total      mmcf      per mcf     Total
Gas sales          57        $2.18    $124,000      45        $3.99    $180,000
Royalty income                          44,000                           55,000
Royalties paid                         (22,000)                         (47,000)
                                      ---------                        ---------
Total                                 $146,000                         $188,000
                                      ========                         ========

         Proceeds under carried interest agreements increased to $56,000 during 1998 compared to $1,000 in 1997. The operator of the Company's carried interest properties had been withholding payment of a disputed amount during the 1997 period.

         Interest and other income was 30% lower in 1998. Interest income decreased 35% from $97,000 in 1997 to $63,000 in the current period due to the decrease in funds available for investment during 1998 compared to the prior period. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $11,000 compared to $8,000 in 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         General and administrative costs increased 27% in 1998 to $368,000 from $291,000 in 1997. Capital taxes, which are based on the Company's net worth, increased $14,000 in 1998. Directors' fees and expenses increased $14,000 in 1998. Geological and engineering expenses increased $21,000 in 1998 because of the Company's active exploration program. Shareholders' expenses increased $8,000 in 1998 compared to 1997 because of increased printing and mailing costs. Accounting and administrative expenses increased $18,000 during 1998.

         Legal expenses increased 50% during 1998 to $504,000 compared to $336,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 33% from $235,000 in 1997 to $313,000 in the 1998 period. The increase represents the increased charges by the operators of the Company's properties during the current period. Although the revenue on these properties also increased during the period, the costs are not yet proportional to revenue because some of the new wells are awaiting installation of production facilities.

         Depletion, depreciation and amortization expense increased 43% in 1998 to $183,000 from $128,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

         A foreign exchange loss of $37,000 was recorded in 1998, compared with a gain of $65,000 in 1997 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6992 at December 31, 1997 compared to U.S. $.7045 at March 31, 1998.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                 March 31, 1998

Item 5.  Other Information

         On May 7, 1998, the Court of Queens Bench, Calgary, Canada, denied the Company's motion to amend its complaint to include a claim that the defendants in the Kotaneelee field litigation failed to develop the field in a timely manner. The Company has filed a separate complaint against the defendants to pursue this new claim.

         On May 6, 1998, the Company sold certain nonproducing properties in Boundary Lake, British Columbia for $200,000.

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



                                            CANADA SOUTHERN PETROLEUM LTD.
                                                     Registrant




Date:  May 12, 1998                         By /s/ Beverley A. Scobie
                                               ---------------------------------
                                               Treasurer and Chief Financial and
                                               Accounting Officer