Form 10-Q
period 1998-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 1998-08-13
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                               -----------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,234,740 shares outstanding as of August 10, 1998.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                      June 30,      December 31,
                                                        1998            1997
                                                     -----------    -----------
                      Assets

 Current assets:
   Cash and cash equivalents                         $ 2,873,324    $ 2,129,156
   Marketable securities                                       -      3,373,334
   Accounts and interest receivable                      742,405      1,226,086
   Other assets                                          237,312        242,278
                                                     -----------    -----------
 Total current assets                                  3,853,041      6,970,854
                                                     -----------    -----------

 Oil and gas properties and equipment
   (full cost method)                                 15,011,910     13,984,771
                                                     -----------    -----------
 Total assets                                        $18,864,951    $20,955,625
                                                     ===========    ===========

       Liabilities and Shareholders' Equity

 Current liabilities:
   Accounts payable                                  $   861,905    $ 1,120,521
   Accrued liabilities                                   276,786        277,715
                                                     -----------    -----------
 Total current liabilities                             1,138,691      1,398,236
                                                     -----------    -----------

 Future site restoration costs                           226,474        210,974
                                                     -----------    -----------

 Shareholders' Equity
   Limited Voting Shares, par value $1 per share
   Authorized - 100,000,000 shares
   Outstanding -14,234,740 shares                     14,234,740     14,234,740
   Contributed surplus                                26,254,139     26,254,139
                                                     -----------    -----------
 Total capital                                        40,488,879     40,488,879
                                                     -----------    -----------
   Deficit                                           (22,989,093)   (21,142,464)
                                                     -----------    -----------
 Total shareholders' equity                           17,499,786     19,346,415
                                                     -----------    -----------
 Total liabilities and shareholders' equity          $18,864,951    $20,955,625
                                                     ===========    ===========

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                Three months ended                         Six months ended
                                                                     June 30,                                  June 30,

                                                            1998                 1997                 1998                 1997
                                                        ------------         ------------         ------------         ------------
Revenues:
  Oil sales                                             $    198,798         $    238,215         $    425,377         $    532,612
  Gas sales                                                  130,951               94,546              277,349              282,224
  Proceeds under carried interest agreements                  53,909              146,798              109,997              147,484
  Interest and other income                                   58,450               85,222              132,099              190,359
                                                        ------------         ------------         ------------         ------------
  Total revenues                                             442,108              564,781              944,822            1,152,679
                                                        ------------         ------------         ------------         ------------
Costs and expenses:
  General and administrative                                 395,653              322,514              763,885              613,483
  Legal                                                      552,063              451,037            1,056,151              786,809
  Lease operating costs                                      269,910              197,160              582,834              432,049
  Depletion, depreciation, and amortization                  218,900              121,900              401,800              250,100
  Foreign exchange loss (gain)                              (106,429)              13,130              (69,777)             (51,423)
  Provision for future site restoration costs                  8,200                4,500               15,500                9,500
  Rent                                                        20,771               13,418               41,058               27,093
                                                        ------------         ------------         ------------         ------------
  Total costs and expenses                                 1,359,068            1,123,659            2,791,451            2,067,611
                                                        ------------         ------------         ------------         ------------
  Loss before income taxes                                  (916,960)            (558,878)          (1,846,629)            (914,932)
  Income taxes                                                     -                    -                    -                    -
                                                        ------------         ------------         ------------         ------------
Net loss                                                    (916,960)            (558,878)          (1,846,629)            (914,932)

  Deficit - beginning of period                          (22,072,133)         (19,740,854)         (21,142,464)         (19,384,800)
                                                        ------------         ------------         ------------         ------------
  Deficit - end of period                               $(22,989,093)        $(20,299,732)        $(22,989,093)        $(20,299,732)
                                                        =============        =============        =============        =============

Average number of shares outstanding                      14,234,740           13,992,790           14,234,740           13,977,254
                                                          ==========           ==========           ==========           ==========

Net loss per share (Basic & Diluted)                        $(.06)               $(.04)               $(.13)               $(.07)
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                          Six months ended
                                                              June 30,

                                                        1998            1997
                                                     ----------      ----------
Cash flows from operating activities:
    Net loss                                        $(1,846,629)     $ (914,932)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization          401,800         250,100
      Future site restoration costs                      15,500         (28,094)
    Change in current assets and liabilities:
      Accounts and interest receivable                  483,680        (162,834)
      Prepaid insurance and other                         4,967           7,066
      Accounts payable                                 (258,616)         68,522
      Accrued liabilities                                  (929)         53,967
                                                     ----------      ----------
  Net cash used in operations                        (1,200,227)       (726,205)
                                                     ----------      ----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)          (1,428,939)     (1,323,882)
  Sale (purchase) of marketable securities            3,373,334       2,062,109
                                                     ----------      ----------
Net cash provided by investing activities             1,944,395         738,227
                                                     ----------      ----------

Cash flows from financing activities:
  Exercise of stock options                                   -         693,000
                                                     ----------      ----------
Net cash from financing activities                            -         693,000
                                                     ----------      ----------

Increase in cash and cash equivalents                   744,168         705,022
Cash and cash equivalents at the
  beginning of period                                 2,129,156       2,709,597
                                                     ----------      ----------
Cash and cash equivalents at the
  end of period                                      $2,873,324      $3,414,619
                                                     ==========      ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1998
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and six month periods ended June 30, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

         At June 30, 1998, the Company had approximately $2.9 million of cash and securities available. Of this amount, approximately $2.5 million are held in U.S. Government securities and bank accounts which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         The Company is considering the sale of some of its oil and gas properties in which the Company holds a relatively minority interest and the future exploration prospects for these properties are considered marginal.
Any proceeds from any sale will be added to the Company's working capital.

         Cash flow used in operations during the three months ended June 30, 1998 increased to $1,200,000 compared to $726,000 during the comparable 1997 period. The difference between the periods was caused primarily by the following:

              Increase in loss from operations                $(736,000)
              Changes in accounts receivable and other          644,000
              Net change in current liabilities                (382,000)
                                                              ----------
              Difference in net cash used in operations       $(474,000)
                                                              ==========

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1998
                         (Expressed in Canadian Dollars)

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

         The operator of the Kotaneelee gas field has reported to the Company that development costs totaling approximately $18,227,000, of which the Company's share is $5,468,000, remain to be recovered at April 30, 1998. Recently, remedial work was performed by the operator on one of the wells in the Kotaneelee field at a cost (through July 31, 1998) of approximately $6 million. This amount is not reflected in the above amounts. Initial indications are that the remedial work on the well could significantly increase production from the field. This remedial work is continuing and additional costs may be incurred.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

         Three month period ended June 30, 1998 vs. June 30, 1997

         The net loss for the quarter ended June 30, 1998 was $916,960 ($.06 per share) compared to a net loss of $558,878 ($(.04 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                                1998                1997             Net Change
                                ----                ----            ------------
Revenues                    $   442,108         $   564,781         $  (122,673)
Costs and expenses           (1,359,068)         (1,123,659)           (235,409)
                            ------------        ------------        ------------
Net loss                    $  (916,960)        $  (558,878)        $  (358,082)
                            ============        ============        ============

         Oil sales decreased 17% due to a 42% decrease in the price of oil sold which was partially offset by a 40% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                               Three month period ended June 30,
                             1998                             1997
                 -----------------------------    ------------------------------
                        Average price                    Average price
                  bbls     per bbl     Total       bbls     per bbl      Total
Oil sales        19,724    $13.13    $259,000     14,102    $22.82     $322,000
Royalties paid                        (60,000)                          (84,000)
                                     ---------                         ---------
Total                                $199,000                          $238,000
                                     ========                          ========

         Gas sales increased 39%. There was an 8% increase in gas prices combined with a 27% increase in the number of units sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                               Three month period ended June 30,
                             1998                             1997
                 -----------------------------    ------------------------------
                       Average price                     Average price
                 mmcf     per mcf      Total       mmcf     per mcf      Total
Gas sales         57      $2.01      $115,000       45       $1.86      $84,000
Royalty income                         31,000                            23,000
Royalties paid                        (15,000)                          (12,000)
                                     ---------                         ---------
Total                                $131,000                          $ 95,000
                                     ========                          ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements decreased 63% to $54,000 during 1998 compared to $147,000 in 1997. The operators of the Company's carried interest properties have been making capital expenditures on the properties which are being recouped from production revenues.

         Interest and other income was 31% lower in 1998. Interest income decreased 42% from $83,000 in 1997 to $48,000 in the current period due to the decrease in funds available for investment and lower interest rates during 1998 compared to the prior period. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $10,000 compared to $2,000 in 1997.

         General and administrative costs increased 23% in 1998 to $396,000 from $323,000 in 1997 primarily as a result of increased Company activity in connection with the Kotaneelee litigation and the Company's exploration program. In addition, the expenses incurred in the United States also increased because of the 4% increase in the value of the U.S. dollar compared to the Canadian dollar during the period.

         Legal expenses increased 22% during 1998 to $552,000 compared to $451,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 37% from $197,000 in 1997 to $270,000 in the 1998 period. The increase represents the increased charges by the operators of the Company's properties during the current period. The production on these properties also increased proportionately during the period.

         Depletion, depreciation and amortization expense increased 80% in 1998 to $219,000 from $122,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

         A foreign exchange gain of $106,000 was recorded in 1998, compared with a loss of $13,000 in 1997 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.7045 at March 31, 1998 compared to U.S.
$.6813 at June 30, 1998.

         Income taxes. No provision for income taxes is required for the current period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Six month period ended June 30, 1998 vs. June 30, 1997

         The net loss for the quarter ended June 30, 1998 was $1,846,629 ($(.13) per share) compared to a net loss of $914,932 ($(.07) per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                                1998                 1997             Net Change
                                ----                 ----             ----------
Revenues                    $   944,822          $ 1,152,679          $(207,857)
Costs and expenses           (2,791,451)          (2,067,611)          (723,840)
                             -----------         ------------          ---------
Net loss                    $(1,846,629)         $  (914,932)         $(931,697)
                            ============         ============         ==========

         Oil sales decreased 20% due to a 42% decrease in the price of oil sold which was partially offset by a 41% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                Six month period ended June 30,
                             1998                             1997
                 -----------------------------    ------------------------------
                        Average price                    Average price
                  bbls     per bbl     Total       bbls     per bbl      Total
Oil sales        39,419    $13.73    $541,000     27,962    $23.81     $666,000
Royalties paid                        116,000                          (133,000)
                                     --------                          ---------
Total                                $425,000                          $533,000
                                     ========                          ========

         Gas sales decreased 2%. There was a 25% decrease in gas prices which was partially offset by a 22% increase in units sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                Six month period ended June 30,
                             1998                             1997
                 -----------------------------    ------------------------------
                       Average price                     Average price
                 mmcf     per mcf      Total       mmcf     per mcf      Total
Gas sales        109       $2.19     $239,000       89       $2.92     $260,000
Royalty income                         75,000                            79,000
Royalties paid                        (37,000)                          (57,000)
                                     ---------                         ---------
Total                                $277,000                          $282,000
                                     ========                          ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements decreased 25% to $110,000 during 1998 compared to $147,000 in 1997. The operators of the Company's carried interest properties have been making capital expenditures which are being recouped from production revenues.

         Interest and other income was 31% lower in 1998. Interest income decreased from $181,000 in 1997 to $111,000 in the current year due to a decrease in funds available for investment and lower interest rates during 1998 compared to the prior period. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $21,000 compared to $9,000 in 1997.

         General and administrative expenses increased 25% to $764,000 in 1998 from $613,000 in 1997 primarily as a result of increased Company activity in connection with the Kotaneelee litigation and the Company's exploration program. In addition, the expenses increased in the United States because of the 5% increase in the value of the U.S. dollar compared to the Canadian dollar during 1998.

         Legal expenses increased 34% during 1998 to $1,056,000 compared to $787,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 35% from $432,000 in 1997 to $583,000 in the 1998 period. The increase represents the increased charges by the operators of the Company's properties during the current period. The production on these properties also increased proportionately during the period.

         Depletion, depreciation and amortization expense increased 61% in 1998 to $402,000 from $250,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

         A foreign exchange gain of $70,000 was recorded in 1998, compared with a gain of $51,000 on the Company's U.S. investments in 1997. In 1998, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Income taxes. No provision for income taxes is required for the current period.

                           PART II - OTHER INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1998

Item 4.  Submission of Matters to a Vote of Security Holders

               (a) On June 11, 1998, the Company held its Annual General Meeting of Shareholders.

               (b) Mr. Benjamin W. Heath was reelected a director of the Company. The vote was as follows:

                      For                         475,427
                      Withheld                     41,157

               (c) The firm of Ernst & Young, Chartered Accountants, was appointed as the Company's independent auditors for the year ending December 31, 1998. The vote was as follows:

                      For                         502,816
                      Against                       6,952
                      Abstain                       6,816

               (d) The 1998 Stock Option Plan was approved. The vote was as follows:

                      For                         364,883
                      Against                     105,146
                      Abstain                      46,555

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



                                           CANADA SOUTHERN PETROLEUM LTD.
                                                     Registrant




Date:  August 13, 1998                     By  /s/ Kelly B. Johnson
                                               Treasurer and Chief Financial and
                                               Accounting Officer