Form 10-Q
period 1998-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 1998-11-10
CIK 16804

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998
                               ------------------------------------------------

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                                            |X|  Yes     |_|  No

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,234,740 shares outstanding as of November 3, 1998.

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                               September 30,           December 31,
                                                                                   1998                   1997
                                                                                -----------            -----------
                                Assets

 Current assets:
   Cash and cash equivalents                                                    $ 2,223,071            $ 2,129,156
   Marketable securities                                                                  -              3,373,334
   Accounts and interest receivable                                                 787,663              1,226,086
   Other assets                                                                     359,247                242,278
                                                                                -----------            -----------
 Total current assets                                                             3,369,981              6,970,854
                                                                                -----------            -----------

 Oil and gas properties and equipment
   (full cost method)                                                            15,148,959             13,984,771
                                                                                -----------            -----------
 Total assets                                                                   $18,518,940            $20,955,625
                                                                                ===========            ===========

                 Liabilities and Shareholders' Equity

 Current liabilities:
   Accounts payable                                                             $   937,262            $ 1,120,521
   Accrued liabilities                                                              380,439                277,715
                                                                                -----------            -----------
 Total current liabilities                                                        1,317,701              1,398,236
                                                                                -----------            -----------

 Future site restoration costs                                                      235,786                210,974
                                                                                -----------            -----------

 Shareholders' Equity
   Limited Voting Shares, par value $1 per share
   Authorized - 100,000,000 shares
   Outstanding -14,234,740 shares                                                14,234,740             14,234,740
   Contributed surplus                                                           26,254,139             26,254,139
                                                                                -----------            -----------
   Total capital                                                                 40,488,879             40,488,879
   Deficit                                                                      (23,523,426)           (21,142,464)
                                                                                -----------            -----------
 Total shareholders' equity                                                      16,965,453             19,346,415
                                                                                -----------            -----------
 Total liabilities and shareholders' equity                                     $18,518,940            $20,955,625
                                                                                ===========            ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                               Three months ended                        Nine months ended
                                                                  September 30,                             September 30,

                                                            1998                 1997                 1998                 1997
                                                        ------------         ------------         ------------         ------------
Revenues:
  Oil sales                                             $    298,819         $    250,214         $    724,196         $    782,826
  Gas sales                                                  452,472               89,801              729,821              372,025
  Proceeds under carried interest agreements                  95,891               74,627              205,888              222,111
  Interest and other income                                   36,076               88,274              168,175              278,633
                                                        ------------         ------------         ------------         ------------
                                                             883,258              502,916            1,828,080            1,655,595
                                                        ------------         ------------         ------------         ------------
Costs and expenses:
  General and administrative                                 240,557              241,316            1,004,442              854,799
  Legal                                                      602,997              327,127            1,659,148            1,113,936
  Lease operating costs                                      359,878              186,195              942,712              618,244
  Depletion, depreciation, and amortization                  300,900              110,100              702,700              360,200
  Foreign exchange loss (gain)                              (116,918)               5,001             (186,695)             (46,422)
  Provision for future site restoration costs                 11,000                4,000               26,500               13,500
  Rent                                                        19,177               11,921               60,235               39,014
                                                        ------------         ------------         ------------         ------------
                                                           1,417,591              885,660            4,209,042            2,953,271
                                                        ------------         ------------         ------------         ------------
  Loss before income taxes                                  (534,333)            (382,744)          (2,380,962)          (1,297,676)
  Income taxes
                                                                   -                    -                    -                    -
Net loss                                                    (534,333)            (382,744)          (2,380,962)          (1,297,676)

  Deficit - beginning of period                          (22,989,093)         (20,299,732)         (21,142,464)         (19,384,800)
                                                        ------------         ------------         ------------         ------------
  Deficit - end of period                               $(23,523,426)        $(20,682,476)        $(23,523,426)        $(20,682,476)
                                                        =============        =============        =============        =============

Average number of shares outstanding                      14,234,740           14,154,340           14,234,740           14,039,160
                                                          ==========           ==========           ==========           ==========

Net loss per share (basic & diluted)                        $(.04)               $(.03)               $(.17)               $(.09)
                                                            ======               ======               ======               ======

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                 1998                   1997
                                                                             -----------            -----------
Cash flows from operating activities:
    Net loss                                                                 $(2,380,962)           $(1,297,676)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization                                   702,700                360,200
      Future site restoration costs                                               24,812                (44,728)
    Change in current assets and liabilities:
      Accounts and interest receivable                                           438,423                 41,314
      Other                                                                     (116,969)               (25,220)
      Accounts payable                                                          (183,259)               337,891
      Accrued liabilities                                                        102,724                 39,584
                                                                             -----------            -----------
  Net cash used in operations                                                 (1,412,531)              (588,635)
                                                                             -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                                   (1,866,888)            (2,227,733)
  Sale (purchase) of marketable securities                                     3,373,334              1,519,258
                                                                             -----------            -----------
Net cash used in investing activities                                          1,506,446               (708,475)
                                                                             -----------            -----------

Cash flows from financing activities:
  Exercise of stock options                                                            -              1,581,075
                                                                             -----------            -----------
  Net cash from financing activities                                                   -              1,581,075
                                                                             -----------            -----------

Increase (decrease) in cash and cash equivalents                                  93,915                283,965
Cash and cash equivalents at the
  beginning of period                                                          2,129,156              2,709,597
                                                                             -----------            -----------
Cash and cash equivalents at the
  end of period                                                              $ 2,223,071            $ 2,993,562
                                                                             ===========            ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                               September 30, 1998
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and nine month periods ended September 30, 1998 and 1997 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

         At September 30, 1998, the Company had approximately $2.2 million of cash and securities available. Of this amount, approximately $2 million are held in U.S. Government securities and bank accounts which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and continuation of the Kotaneelee field litigation.

         During November 1998, the Company agreed to sell certain of its properties in British Columbia for approximately $3.6 million, which approximates the Company's carrying costs for the properties. These properties generated net revenues of approximately $630,000 in 1997 and approximately $410,000 during the nine months ended September 30, 1998. The Company currently expects that the proceeds of sale will be used in connection with the Kotaneelee litigation.

         The Company is also considering the sale of its Alberta heavy oil properties in which the Company holds a minority interest. The proceeds from any sale would be added to the Company's working capital.

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                               September 30, 1998
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Cash flow used in operations during the nine months ended September 30, 1998 increased to $1,413,000 compared to $589,000 during the comparable 1997 period. The difference between the periods was caused primarily by the following:

                  Increase in loss from operations            $(671,000)
                  Changes in accounts receivable and other      305,000
                  Net change in current liabilities            (458,000)
                                                              ----------
                  Difference in net cash used in operations   $ 824,000
                                                              =========

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. Properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached payout status. Proceeds from these carried interests plus oil and gas sales from working interest properties have been the Company's major sources of working capital.

         The operator of the Kotaneelee gas field has reported to the Company that development costs totaling approximately $21 million, of which the Company's share is $6.3 million, remain to be recovered at July 31, 1998. During the summer of 1998, remedial work was performed by the operator on one of the two wells in the Kotaneelee field. Approximately $4 million in costs for this work are not reflected in the above amounts. Initial indications are that the remedial work on the well could significantly increase production from the field.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make expenditures on such properties depending on its financial resources. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Kotaneelee Litigation - Taxable Costs

         Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. Previously, the Company had reported that while such costs were not determinable, the Company estimated that taxable costs, assuming a twelve month trial, could be approximately $1.5 million and noted that the judge in complex and lengthy trials has the discretion to increase an award.

         Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court. In addition, the Company believes that the trial will extend well beyond its original time estimates and, therefore, potentially assessable costs would increase accordingly.

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, the Company is unable to determine whether, in the event that it does not prevail on its claims in the litigation, it will be assessed costs or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. A cost award against the Company could be of sufficient magnitude to necessitate a sale of Company assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

Year 2000 Compliance

         The Company has determined that the year 2000 change will have no material impact on the Company's internal operations or financial results. The Company expects to be year 2000 compliant by December 1998. However, it will be dependent on its suppliers, partners and customers to make their systems year 2000 compliant.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

         Three month period ended September 30, 1998 vs. September 30, 1997

         The net loss for the quarter ended September 30, 1998 was $534,000 ($(.04) per share) compared to a net loss of $383,000 ($.03 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                                1998                 1997             Net Change
                                ----                 ----             ----------
Revenues                    $   883,258           $ 502,916           $ 380,342
Costs and expenses           (1,417,591)           (885,660)           (531,931)
                            ------------          ----------          ----------
Net loss                    $  (534,333)          $(382,744)          $(151,589)
                            ============          ==========          ==========

         Oil sales increased 19% due to a 25% increase in the number of units sold and a reduction in royalties paid which was partially offset by a 32% decrease in the price of oil sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                            Three month period ended September 30,
                 ---------------------------------------------------------------
                            1998                             1997
                 ------------------------------   ------------------------------
                        Average price                    Average price
                  bbls     per bbl      Total      bbls     per bbl      Total
                 ------    -------    ---------   ------    -------    ---------
Oil sales        21,304    $14.13     $301,000    17,039    $20.77     $354,000
Royalties paid                          (2,000)                        (104,000)
                                      --------                         --------
Total                                 $299,000                         $250,000
                                      ========                         ========

         Gas sales increased 404%. There was a 44% increase in gas prices combined with a 331% increase in the number of units sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                            Three month period ended September 30,
                 ---------------------------------------------------------------
                            1998                             1997
                 ------------------------------   ------------------------------
                        Average price                    Average price
                  mmcf     per mcf       Total     mmcf     per mcf      Total
                 ------    -------    ---------   ------    -------    ---------
Gas sales          224      $2.08     $466,000      52       $1.44      $75,000
Royalty income                          38,000                           25,000
Royalties paid                         (51,000)                         (10,000)
                                      ---------                         --------
Total                                 $453,000                          $90,000
                                      ========                          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements increased 29% to $96,000 during 1998 compared to $75,000 in 1997. During the prior period, the operators of the Company's carried interest properties were recouping their capital expenditures on the properties from production revenues.

         Interest and other income was 59% lower in 1998. Interest income decreased 61% from $80,000 in 1997 to $36,000 in the current period due to the decrease in funds available for investment and lower interest rates during 1998. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $5,000 compared to $8,000 in 1997.

         Legal expenses increased 84% during 1998 to $603,000 compared to $327,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners which was completed on September 16, 1998. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 93% from $186,000 in 1997 to $360,000 in the 1998 period. The increase represents the charges by the operators of the Company's properties which is related to the increased production. In addition, the Company's share of production costs in producing Alberta heavy oil increased.

         Depletion, depreciation and amortization expense increased 173% in 1998 to $301,000 from $110,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

         A foreign exchange gain of $117,000 was recorded in 1998, compared with a loss of $5,000 in 1997 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6813 at June 30, 1998 compared to U.S.
$.6528 at September 30, 1998.

         Income taxes. No provision for income taxes is required for the current period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Nine month period ended September 30, 1998 vs. September 30, 1997

         The net loss for the quarter ended September 30, 1998 was $2,381,000 ($(.17) per share) compared to a net loss of $1,298,000 ($.09 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                              1998                 1997              Net Change
                              ----                 ----              ----------
Revenues                  $ 1,828,080          $ 1,655,595          $   172,485
Costs and expenses         (4,209,042)          (2,953,271)          (1,255,771)
                          ------------         ------------         ------------
Net loss                  $(2,380,962)         $(1,297,676)         $(1,083,286)
                          ============         ============         ============

         Oil sales decreased 8% due to a 39% decrease in the price of oil sold which was partially offset by a 35% increase in the number of units sold. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                            Nine month period ended September 30,
                 ---------------------------------------------------------------
                            1998                             1997
                 ------------------------------   ------------------------------
                        Average price                    Average price
                  bbls     per bbl      Total      bbls    per bbl      Total
                 ------    -------    ---------   ------   -------   -----------
Oil sales        60,723    $13.85     $841,000    45,001   $22.66    $1,020,000
Royalties paid                        (117,000)                        (237,000)
                                      ---------                      -----------
Total                                 $724,000                       $  783,000
                                      ========                       ==========

         Gas sales increased 96%. There was a 135% increase in units sold which was partially offset by an 11% decrease in gas prices. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                            Nine month period ended September 30,
                 ---------------------------------------------------------------
                            1998                             1997
                 ------------------------------   ------------------------------
                        Average price                    Average price
                  mmcf     per mcf      Total      mmcf     per mcf      Total
                 ------    -------    ---------   ------    -------    ---------
Gas sales          332      $2.13     $707,000      141      $2.38     $336,000
Royalty income                         113,000                          104,000
Royalties paid                         (90,000)                         (68,000)
                                      ---------                        ---------
Total                                 $730,000                         $372,000
                                      ========                         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements decreased 7% to $206,000 during 1998 compared to $222,000 in 1997. The operators of the Company's carried interest properties have been making capital expenditures which are being recouped from production revenues.

         Interest and other income was 40% lower in 1998. Interest income decreased from $261,000 in 1997 to $143,000 in the current year because less funds were available for investment and interest rates were lower. The 1998 period also includes proceeds from the sale of seismic data in the amount of $25,000 compared to $18,000 in 1997. It is not possible for the Company to estimate the amount of future seismic data sales which are dependent on a purchaser's evaluation of a prospective oil and gas prospect for the related seismic data.

         General and administrative expenses increased 18% to $1,004,000 in 1998 from $855,000 in 1997 primarily as a result of increased Company activity in connection with the Kotaneelee litigation and the Company's exploration program. In addition, the expenses increased in the United States because of the 7% increase in the value of the U.S. dollar compared to the Canadian dollar during 1998.

         Legal expenses increased 49% during 1998 to $1,659,000 compared to $1,114,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners. The Company's case was completed on September 16, 1998 and defendants' case is now proceeding. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony.

         Lease operating costs increased 52% from $618,000 in 1997 to $943,000 in the 1998 period. The increase represents the charges by the operators of the Company's properties which is related to the increased production. In addition, the Company's share of production costs in producing Alberta heavy oil increased.

         Depletion, depreciation and amortization expense increased 95% in 1998 to $703,000 from $360,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         A foreign exchange gain of $187,000 was recorded in 1998, compared with a gain of $46,000 on the Company's U.S. investments in 1997. In 1998, the gain was attributable to a strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments. The Canadian dollar was equivalent to U.S.
$.6992 at December 31, 1997 compared to U.S. $.6528 at September 30, 1998.

         Income taxes. No provision for income taxes is required for the current period.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is not applicable to the Company because the Company does not own any market risk sensitive instruments. At September 30, 1998, the value of the Canadian dollar relative to the U.S. dollar decreased 7% compared to its value on December 31, 1997.

                         CANADA SOUTHERN PETROLEUM LTD.

                           PART II - OTHER INFORMATION

                               September 30, 1998

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  1. On July 1, 1998, the Company filed a Current Report on Form 8-K to report that (1) the Kotaneelee trial had adjourned until September 8, 1998 and (2) the B-38 well in the Kotaneelee gas field would undergo remedial work to correct a wellsite problem at an estimated cost between $1-8 million (Cdn.).

                  2. On September 18, 1998, the Company filed a Current Report on Form 8-K to report that the Company had completed the presentation of its case against Amoco Canada and several other partners in the Kotaneelee gas field and presented evidence that the Company sustained monetary damages of approximately $100 million.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CANADA SOUTHERN PETROLEUM LTD.
                                                          Registrant




Date:  November 10, 1998                    By /s/ Kelly B. Johnson
                                               Treasurer and Chief Financial and
                                               Accounting Officer