Form 10-K405
period 1998-12-31
CANADA SOUTHERN PETROLEUM LTD
filed 1999-03-31
CIK 16804

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            December 31, 1998
                          ----------------------------------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________________ to __________________


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


  Title of each class                  Name of each exchange on which registered

Limited Voting Shares,                            Pacific Exchange, Inc.
$1 (Canadian) per share                           Boston Stock Exchange
                                                  Toronto Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)

Limited Voting Shares,                            NASDAQ SmallCap Market
$1 (Canadian) per share

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

          The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. 67,501,000 at March 15, 1999.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Limited Voting Shares, par value $1.00 (Canadian) per share, 14,234,740 shares outstanding as of March 15, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE


                  Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 1998, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.   Business                                                            4

Item 2.   Properties                                                         14

Item 3.   Legal Proceedings                                                  21

Item 4.   Submission of Matters to a Vote of Security Holders                24

                                     PART II

Item 5.   Market for the Company's Limited Voting Shares and Related
          Stockholder Matters                                                25

Item 6.   Selected Financial Data                                            27

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         33

Item 8.   Financial Statements and Supplementary Data                        34

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                56

                                    PART III

Item 10.  Directors and Executive Officers of the Company                    56

Item 11.  Executive Compensation                                             56

Item 12.  Security Ownership of Certain Beneficial Owners and Management     56

Item 13.  Certain Relationships and Related Transactions                     56

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    57

---------------------------

Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency. The exchange rate at March 15, 1999 was $1.00 Canadian = U.S. $.6552.

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

         (a)  General Development of Business

Yukon Territory - The Kotaneelee Field

         The Company's principal asset is a 30% carried interest in the Kotaneelee gas field located on Ex-Permit 1007 (31,888 gross acres or 9,566 net acres) in the extreme southeastern corner of the Yukon Territory. This partially developed field is connected to a major pipeline system. Two wells have been completed to date that are capable of an estimated output of in excess of 60 million cubic feet per day, the capacity of the field dehydration plant. At December 31, 1998, field production was approximately 60-65 million cubic feet ("mmcf") per day. The operator is Anderson Exploration Ltd., which acquired all of Columbia Gas Development of Canada Ltd.'s interests. See Item 3 - "Legal Proceedings" for a discussion of the Kotaneelee Litigation concerning this asset.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in billion cubic feet ("bcf") from the Kotaneelee gas field since 1991 has been as follows:

                       Calendar Year               Production (bcf)
                       -------------               ----------------
                           1991                           8.1
                           1992                          18.0
                           1993                          17.5
                           1994                          16.7
                           1995                          15.7
                           1996                          15.2
                           1997                          14.4
                           1998                          16.0
                                                        -----
                           Total                        121.6
                                                        =====

         At present, the Company does not receive any cash payments from production but is credited with 30% of the gross revenues until a like percent of the working interest costs, exclusive of any interest expense, are recovered by the operator. The Company will not receive any payment from production revenues until its share of the working interest costs are recovered. When the deferred costs are recovered, 30% of gross revenues (net of gross overriding royalties) less 30% of current working interest costs will be paid to the Company. Gross overriding royalties amount to 10% to the Canadian Federal government and 4.06% to certain individuals. The operator has reported to the Company development costs totaling approximately $95,849,000 and, of that amount, approximately $19,039,000 (Company share = $5,712,000) remained to be recovered at December 31, 1998. The Company has contested the amount of costs that have been charged to the carried interest account. It is estimated that the Company will not begin to receive proceeds from the Kotaneelee gas field before the year 2000, based upon a price of $1.28 per mcf (average 1998 price) and current production rates. The period before payment to the Company begins may be shorter or longer, depending on prevailing market conditions and the results of the Kotaneelee Litigation.

British Columbia Properties

         The Company's major source of income has been from oil and gas fields in northeast British Columbia. These fields, developed in the 1950's and 1960's, produce revenue through both working and carried interest agreements. During November 1998, the major working interests in these fields were sold to Canadian Natural Resources Ltd. ("CNRL") for approximately $3.5 million.

         In addition to the producing properties, since 1988 the Company has acquired a number of leases in northeast British Columbia by participating in British Columbia land sales. To date five wells have been drilled on the lands resulting in three oil discoveries and two dry holes. Currently, the Company is defining the prospects by geophysics. Work completed to date indicates that six of the prospects justify drilling. The Company estimates that the drilling costs (excluding completion costs) of the six prospects would be $1,625,000. However, as most of these wells would be wildcat wells (exploratory wells), the Company plans to reduce its risk by selling or farming out part of its interest. The timing of the drilling is dependent on the availability of funds. The Company anticipates that its average net cost per well (assuming a farmout or sale) would be approximately $75,000, or a total of $525,000, for drilling and completion costs.

         One prospect has been farmed out on a seismic option basis. If the farmee elects to drill a well, the Company will not be required to pay any of the drilling costs. In 1998, the Company acquired leases on two additional prospects.

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

Arctic Islands

         As of December 31, 1998, the Company held working interests in 45,100 gross acres (1,817 net acres) and carried interests in 131,730 gross acres (37,180 net acres) in the Sverdrup Basin, located in the Arctic Islands. The Hecla, Whitefish, Drake Point, Roche Point, Kristoffer, Romulus and Bent Horn fields have been designated significant discovery lands ("SDL" ) by the Federal Government. The Company's interests in the SDL's have been retained pending development.

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

         In 1996, the Company purchased an additional 5% working interest in the Kitscoty field. Three more wells were drilled in 1996; two horizontal wells and one vertical well. All the wells encountered oil and were completed as oil wells. One well also discovered three potential gas zones which will be evaluated for future use as fuel for the steam generation needed to enhance the oil production. Scheduled remedial work programs have been postponed pending an increase in the current low netbacks on heavy oil. Additional work at the new Lloydminister heavy oil discovery at 16-2-51-2 W4M has also been postponed for this reason.

         During 1997 and 1998, the Company participated in the exploration and development of a glauconite heavy oil project in the Atlee/Majestic area. A multitude of production problems occurred which caused numerous delays. Although the project was successful in developing substantial reserves, the prevailing low heavy oil prices made the economic return on this project less favorable than other Company projects. For this reason, the Company's interest was sold in November 1998 for $2.2 million.

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

         In 1998, the Company purchased leases (100% interest) in an area prospective for both oil and gas. The leases are currently being evaluated with the intent of drilling in late 1999 or early 2000.

         In Alberta, the Company currently has working interests ranging from 10% to 100% in a total of 1,920 gross (326 net) developed acres and 26,869 gross (8,448 net) undeveloped acres.

Saskatchewan

         The  Company  has  a  3.75%  working   interest  in  five  sections  in
Saskatchewan. During 1997, three wells were drilled on the lands resulting in 2 dry holes and 1 shut-in gas well.

United States

         Texas

         In 1996 and 1997, the Company participated in the drilling of four wells in Texas which resulted in four potential oil wells. Because of low production rates and low oil prices, three of the wells have since been abandoned, leaving one producing oil well. During 1998, the costs of these wells totaling $489,000 were written off. Based on the technical results of these wells in which it has a relatively small interest, the Company commenced a new leasing program and acquired four leases (100% interest) on which it conducted a seismic program in 1998. Currently, plans are being made to test the first of several Chappel reef prospects on these leases in the second quarter of 1999.

         California

         During March 1998, the Company agreed to participate with two other companies in a heavy oil recovery project in California. The field is estimated to have approximately 12 million barrels of oil in place with only 13% of the oil recovered to date. The initial purchase price for a 90% (75% after payout) interest in the project is U.S. $200,000 (Company share 30% - U.S. $60,000). Capital expenditures were expected to be U.S. $600,000 to perform remedial work on the field and to complete a pilot stream flood program during the first year of the project (Company share U.S. $180,000). If the total amount of expenditures is less than U.S. $600,000, the participants' interests will be reduced proportionately to an amount which is not less than 10% (Company share - 3%). Because of the current low price of heavy oil, major development work on the project has been suspended pending an increase in oil prices. In addition, the Company also wrote off the carrying costs of the property in the amount of $196,000 during 1998.

         (b)      Financial Information about Industry Segments

         Since the Company is primarily engaged in only one industry, oil and gas exploration and development, this item is not applicable to the Company. See
Item 8 - "Financial Statements and Supplemental Data" for general financial information concerning the Company.

         (c)      (1)      Narrative Description of the Business

                  The  Company  was   incorporated  in  1954  under  the  Canada
Corporations Act. In 1979, it became subject to the Canadian Business Corporations Act and in 1980, was continued under the Nova Scotia Companies Act.

         The Company is, either in its own right, or through other entities, engaged in the exploration for and development of properties containing or believed to contain recoverable oil and gas reserves and the sale of oil and gas from these properties. Although many of the properties in which the Company has interests are undeveloped, all properties with proved reserves are partially or fully developed. The Company's interests in exploratory ventures are on properties located in Alberta, British Columbia, Saskatchewan, the Northwest and Yukon Territories and the Arctic Islands in Canada and in the United States. The Company's principal asset is its 30% carried interest in the Kotaneelee field, a partially developed gas field (See Item 3 - "Legal Proceedings".) The Company also has interests in producing properties in British Columbia and Alberta.

Most of this acreage is covered by carried interest agreements, which provide that revenues are not payable to the Company until expenditures by the carrying partners have been recouped from production, and that operating decisions are made by the carrying partners. Generally, the Company may, at any time, as to each block or economic unit, elect to convert from a carried interest position to a working interest position by paying its share of the unrecouped expenditures for the unit (i.e., expenditures not recouped from production revenues). At December 31, 1998, the Company's share of unrecouped expenditures were as follows:

         British Columbia:
           Ex-permit 149                   $ 4,013,000

         Yukon and Northwest Territories:
           Ex-permit 1007 (Kotaneelee)*    $19,039,000
           Ex-permit 2713 (Celibeta)       $   321,000

         *See Item 3 - Legal Proceedings

                           (i)      Principal Products

                                    The majority of the Company's interests  are
carried interests. The Company also participates in the production and sale of crude oil and natural gas derived from its working interests.

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

                           (iv)     Patents, Licenses, Franchises and
                                    Concessions Held

                                    Permits and concessions are important to the
Company's operations, since they allow the search for and extraction of any crude oil and natural gas discovered on the areas covered. See the detailed schedule of properties under Item 2 - "Properties."

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

                           (vi)     Working Capital Items

                                    Not applicable.

                           (vii)    Customers

                                    Substantially  all  oil production  from the
Company's properties for the current year was purchased by CNRL, the operator of the majority of the producing properties. Most of the natural gas produced from Company properties was sold by the operator, Petro Canada, to various gas marketers. The production from the Kotaneelee gas field is also being sold by the working interest partners who have not disclosed the purchasers.

                           (viii)   Backlog

                                    Not applicable.

                           (ix) Renegotiation of Profits or Termination of Contracts or Subcontracts at the Election of the Government

                                    Not applicable.

                           (x)      Competitive Conditions in the Business

                                    The exploration  for and  production  of oil
and gas are highly competitive operations, both internally within the oil and gas industry and externally with producers of other types of energy. The ability to exploit a discovery of oil or gas is dependent upon considerations such as the ability to finance development costs, the availability of equipment, and the ability to overcome engineering and construction delays and difficulties. The Company must compete with companies which have substantially greater resources available to them. Because the majority of Company interests are in remote areas, operation of its properties is more difficult and costly than in more accessible areas.

                                    Furthermore,  competitive  conditions may be
substantially affected by various forms of energy legislation which may have been or may be proposed in the United States and Canada; however, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon the future operations of the Company. For a further discussion of Canadian governmental regulation of the petroleum industry, see
Item 1(d)(2) - "Risks Attendant to Foreign Operations".

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

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

                  (1)      Revenues, Operating Losses and Identifiable Assets

                           Substantially  all of the Company's  operating assets
and revenues are attributable to its operations in Canada. Operating losses are substantially attributable to the ongoing Kotaneelee litigation.

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

         Oil and natural gas rights on federal lands outside of the provinces is generally regulated by the Government of Canada unless authority has been delegated by agreement to the territorial government or the government of the province adjacent to the federal offshore area. In May 1993, the Canada Yukon Oil and Gas Accord was signed which allowed for the transfer to the Yukon of authority to administer and control oil and natural gas resources within that territory and for the establishment of an Oil and Gas Management Regime. The transfer has been completed and the lands are now administered by the Yukon Government.

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

Pricing and Marketing - Natural Gas

         In Canada, the price of natural gas is determined by negotiation between buyers and sellers, with the result that the market determines the price of natural gas. Natural gas exported from Canada is subject to regulation by the National Energy Board ("NEB") and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the Government of Canada. As is the case with oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Governor in Council approval.

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

         (3)      Data which Are Not Indicative of Current or Future Operations

                  Not applicable.

Item 2.  Properties

         (a) The principal asset of the Company is its 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory. See Item 3 - "Legal Proceedings." The Company also has interests in producing properties in British Columbia and Alberta and in several exploration prospects. The exploratory ventures are properties located in British Columbia, Alberta, Saskatchewan, the Yukon and Northwest Territories and the Arctic Islands in Canada and in the United States. Geophysical, geological and drilling work on the Company's properties is conducted by the operators under various agreements with the Company. The results of this work are reviewed by Company personnel and consultants retained by the Company.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - "Financial Statements and Supplementary Data."

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

(3)      Production

         Average sales price per unit and average production cost for oil and gas produced during the periods shown below are as follows:


                  Average Sales Price               Average Production Costs
Year       Oil (per bbl)      Gas (per mcf)     Oil (per bbl)      Gas (per mcf)
                 ($)                ($)               ($)                ($)
1998            14.84               2.17              8.41               1.41
1997            22.50               2.31              8.70               1.30
1996            25.47               1.64              8.67                .79

(4)      Productive Wells and Acreage

         Productive wells and acreage on working and carried interest properties as of December 31, 1998 are as follows:

               Gross Wells                                       Net Wells
          Oil               Gas                            Oil              Gas
         46.0              69.0                           6.72             11.49

                                              Gross and Net Developed Acres
                                         Gross Acres                   Net Acres

Alberta                                      3,840                         349
British Columbia                            46,638                       7,681
Yukon Territory                              3,350                       1,005
Arctic Islands                               3,060                         153
Texas, USA                                     160                          33
California, USA                                262                          79
                                            ------                       -----
                                            57,310                       9,300
                                            ======                       =====

(5)      Undeveloped Acreage

         Total developed and undeveloped acreage in which the Company has interests is summarized by geographic area in the table below:

             Gross and Net Petroleum Acreage as of December 31, 1998
                                     Developed Acres         Undeveloped Acres
                                   Gross    Net            Gross    Net
                                   Acres   Acres     %     Acres   Acres      %
Canada:
  British Columbia:
    Carried Interests             28,592   6,039   21.1     6,415   1,363   21.2
    Working Interests              6,269   1,005   16.0    11,913   7,797   65.5
    Overriding royalty interest   11,777     637    5.4     6,123      95    1.6
                                  ------   -----          -------  ------
  Total British Columbia          46,638   7,681           24,451   9,255
                                  ------   -----          -------  ------

  Saskatchewan:
    Working Interests                                       3,200     120    3.8
                                                          ------- -------

  Alberta:
    Working Interests              1,920     326   17.0    26,869   8,448   31.4
    Overriding Royalty Interest    1,920      23    1.2       640      21    3.3
                                  ------   -----          -------  ------
  Total Alberta                    3,840     349           27,509   8,469
                                  ------   -----          -------  ------

  Yukon & Northwest Territories:
    Carried Interests              3,350   1,005   30.0    31,726   9,757   30.8

  Arctic Islands:
    Carried Interests              3,060     153    5.0   128,670  37,027   28.8
    Working Interests                  -       -           45,100   1,817    4.0
                                  ------   -----          -------  ------
  Total Arctic Islands             3,060     153          173,770  38,844
                                  ------   -----          -------  ------

  Total Canada                    56,888   9,188          260,656  66,445

California, USA                      262      79   30.2         -       -
Texas, USA                           160      33   20.6       889     889  100
                                  ------   -----          -------  ------
  Total United States                422     112              889     889

               TOTAL              57,310   9,300          261,545  67,334
                                  ======   =====          =======  ======

(6)      Drilling activity

         Productive and dry net wells drilled during the following periods:

                                        Gross                          Net
                  Year         Productive       Dry         Productive       Dry
                  1998               9           2            1.440         .200
                  1997              25           2            3.606         .250
                  1996              10           2            1.044         .150

(7)      Present Activities

         There were no wells drilling at December 31, 1998.

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

         The Company claims that the Defendants breached either a contract obligation and/or a fiduciary duty owed to the Company to market gas from the Kotaneelee gas field when it was possible to so do. The Company asserts that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Company presented evidence at trial that the money damages sustained by the Company were approximately $100 million.

         In addition, the Company has claimed that the Company's carried interest account should be reduced because of improper charges to the carried interest account by the Defendants. The Company claims that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, the Company claims that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Company claims, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company does not expect to receive revenues before the year 2000, based on a price of Cdn. $1.28 per mcf and current production rates.

         Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and the Company completed the presentation of its case against the Defendants on September 16, 1998. Based upon newly discovered evidence, the Company filed a new claim during May 1998 that the Defendants failed to develop the field in a timely manner. The Company is unable to estimate the time necessary to conclude the litigation.

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

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, the Company is unable to determine whether, in the event that it does not prevail on its claims in the litigation, costs will be assessed against it or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. A cost award against the Company could be of sufficient magnitude to necessitate a sale of Company assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

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

M. A. Ashton      63      President       Since June 4, 1997        Director

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

                                     PART II

Item 5.  Market for the Company's Limited Voting Shares and Related
                  Stockholder Matters

         (a)      Principal Markets

         The Company's Limited Voting Shares, par value $1.00 per share, are traded on The Toronto, Pacific and Boston Stock Exchanges, and in the NASDAQ SmallCap Market.

         The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

1997          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------
High            11.00              12.50             16.60              15.00
Low              8.50               7.50             12.25              10.75


1998          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------
High            11.75              10.50              9.00              10.00
Low              9.00               8.00              5.50               6.25

         The quarterly high and low closing prices (in United States dollars) on the Pacific Exchange, Inc. during the calendar periods indicated were as follows:

1997          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------
High               8                  9             11 15/16             11
Low              6 1/2              5 3/4            8 13/16            7 1/4


1998          1st quarter        2nd quarter       3rd quarter       4th quarter
----          -----------        -----------       -----------       -----------
High            8 5/16              7 5/8            6 3/16              6 1/2
Low              6 3/8              5 3/4             3 1/2             4 3/16

         (b)      Approximate Number of Holders of Limited Voting
                  Shares at March 15, 1999

                                                              Approximate
         Title of Class                                Number of Record Holders

      Limited Voting Shares, par value
      $1.00 per share.                                           4,600

         (c)      Dividends

         The Company has never paid a dividend on its Limited Voting Shares. Any future dividends will be dependent on the Company's earnings, financial condition, and business prospects. The Company is legally restricted from paying any dividend or making any other payment to shareholders (except by way of return of capital) on the Limited Voting Shares until its accumulated deficit ($23,849,000 at December 31, 1998) is eliminated.

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

                                           Year ended December 31,

                                1998      1997      1996       1995      1994
                                ----      ----      ----       ----      ----
                                ($)        ($)       ($)       ($)        ($)

Operating revenues              1,810      2,120     1,755     1,657      1,691
                              =======    =======   =======   =======    =======

Total revenues                  3,409      2,515     2,228     1,793      1,942
                              =======    =======   =======   =======    =======

Net loss                       (2,707)    (1,758)   (1,461)   (1,162)    (1,210)
                              =======    =======   =======   =======    =======

Net loss per share              (.19)      (.12)     (.11)     (.09)      (.10)
                              =======    =======   =======   =======    =======

Working capital                 6,876      5,573     8,403     1,510      2,417
                              =======    =======   =======   =======    =======

Total assets                   17,546     20,956    20,375    12,380     13,390
                              =======    =======   =======   =======    =======

Shareholders' Equity:
     Capital stock             40,489     40,489    38,888    29,635     29,513
     Deficit                  (23,849)   (21,143)  (19,385)  (17,923)   (16,762)
                              --------   --------  --------  --------   --------
                               16,640     19,346    19,503    11,712     12,751
                              =======    =======   =======   =======    =======
Average number of
  shares outstanding           14,235     14,084    13,362    12,622     12,613
                              =======    =======   =======   =======    =======

Exchange rates:
     Year-end                  .6535      .6992     .7297     .7329      .7129
                               =====      =====     =====     =====      =====

     Average for the period    .6749      .7224     .7335     .7289      .7324
                               =====      =====     =====     =====      =====

     Range                    .63-.67    .69-.75   .72-.75   .70-.75    .71-.76
                              =======    =======   =======   =======    =======

U.S. GAAP Information

Under U.S. generally accepted accounting principles ("GAAP"), the above selected information would be as follows (See Note 6 in Notes to Consolidated Financial Statements):

Net loss                      (2,328)    (1,588)   (1,236)   (1,001)    (1,140)
                              =======    =======   =======   =======    =======
Net loss per share              (.16)      (.11)     (.09)     (.08)      (.09)
                              =======    =======   =======   =======    =======

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

(1)      Liquidity and Capital Resources

         At December 31, 1998, the Company had approximately $7 million of cash and securities available which amount includes the $5.7 million proceeds from the sale of certain properties that was completed in November 1998. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. The Company estimates that it currently has adequate working capital for 1999 and 2000. However, it might be required to raise additional funds through the sale of properties or other means in order to complete the Kotaneelee Litigation.

         Cash flow used in operations during 1998 increased to $2,351,000 compared to $1,003,000 during the 1997 period. The $1,348,000 difference between the periods was caused primarily by the following:


                  Increase in loss from operations            $(1,332,000)
                  Increase in accounts receivable and other     1,488,000
                  Net change in current liabilities            (1,504,000)
                                                              ------------
                  Increase in net cash used in operations     $(1,348,000)
                                                              ============

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. Certain properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached payout status. Proceeds from these carried interests plus oil and gas sales from working interest properties are the Company's major sources of working capital. During 1998, the Company sold the majority of its Canadian working interest oil and gas properties, therefore, the Company expects a significant decrease in its 1999 revenues, royalties and lease operating expenses.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for the year 1999 will be approximately $1,200,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During 1998, the Company expended approximately $2.4 million in connection with the Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

         The Company has established a reserve for its potential share of future site restoration costs. The estimated amount of these costs, which total $271,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice.

         At December 31, 1998, the Company believes that it is year 2000 compliant. In addition, the year 2000 change will have no material impact on the Company's internal operations or financial results. However, the Company will be dependent on its suppliers, partners and customers to make their systems year 2000 compliant.

(2)      Results of Operations

1998 vs. 1997

         The net loss for the year 1998 was $2,706,537, ($.19 per share) compared to a net loss of $1,757,664 ($.12 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                               1998                1997              Net Change
                               ----                ----              ----------
Revenues                    $ 3,409,361         $ 2,514,978         $   894,383
Costs and expenses           (6,115,898)         (4,272,642)         (1,843,256)
                            ------------        ------------        ------------
Net loss                    $(2,706,537)        $(1,757,664)        $  (948,873)
                            ============        ============        ============

         Oil sales decreased by 20% due primarily to a 34% decrease in the average prices of oil sold which was partially offset by a 2% increase in production. There was also a decrease in royalties paid by the Company. The Company sold the majority of its oil producing properties in two separate transactions effective July 1, 1998 and September 1, 1998. The 1998 royalties paid amount includes a provincial royalty tax credit in the amount of $117,000. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                              1998                             1997
                   ----------------------------    -----------------------------
                          Average price                  Average price
                    bbls     per bbl    Total       bbls    per bbl    Total

Oil sales          64,954    $14.84   $964,000     63,783   $22.50   $1,436,000
Royalties paid                         (66,000)                        (315,000)
                                      ---------                      -----------
Total                                 $898,000                       $1,121,000
                                      ========                       ==========

         Gas sales increased 35% because of a 52% increase in number of units sold which was partially offset by a 6% decrease in the average price for gas. In addition, gas sales include royalty income which decreased 13% in 1998. The Company sold the majority of its working interest gas properties effective July 1, 1998. The primary increase in gas production was the payout of two wells that had been in a penalty position. These wells were included in the properties sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                              1998                             1997
                   ----------------------------    -----------------------------
                         Average price                    Average price
                   mmcf     per mcf     Total      mmcf      per mcf     Total

Gas sales           304      2.17     $660,000      200       2.31     $462,000
Royalty income                         127,000                          146,000
Royalties paid                         (82,000)                         (85,000)
                                      ---------                        ---------
Total                                 $705,000                         $523,000
                                      ========                         ========

         Proceeds under carried interest agreements decreased 57% to $207,000 during 1998 compared to $476,000 in 1997. During 1998, there were significant expenditures made by the operators of the carried interest properties, therefore, revenues from these properties will be substantially lower in 1999.

         Interest  and  other  income  decreased  44% in 1998.  Interest  income decreased from $336,000 to $194,000 in 1998 due to the decrease in funds available for investment and lower interest rates. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $27,000 compared to $59,000 from such sales in 1997. Interest income should increase in 1999 with the increased funds available from the 1998 sale of properties. It is not possible for the Company to estimate the amount of future seismic data sales which are dependent on a purchaser's evaluation of a prospective oil and gas prospect for the related seismic data that the Company owns.

         Gain on the sale of properties in 1998 amounted to $1,378,000 primarily represents the sale of the Company's heavy oil properties in Alberta and the sale of certain working interest properties in British Columbia.

         General and administrative costs increased 18% in 1998 to $1,301,000 from $1,105,000 in 1997 primarily as a result of increased Company activity in connection with the Kotaneelee litigation and the Company's exploration program. In addition, the expenses increased in the United States because of the 7% increase in the value of the U.S. dollar compared to the Canadian dollar during 1998.

         Legal expenses increased 24% during 1998 to $2,358,000 compared to $1,898,000 during 1997. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company continued the presentation of a major part of its case against the working interest partners. The Company's case was completed on September 16, 1998 and Defendants' case is now proceeding. The 1998 costs represent both legal fees and the cost of various Company experts who testified, were being prepared for testimony, or assisted in the cross-examination of defense witnesses.

         Lease operating costs increased 22% from $799,000 in 1997 to $976,000 in the 1998 period. The increase represents the charges by the operators of the Company's properties which is related to the increased production. In addition, the Company's share of production costs in producing Alberta heavy oil increased. Lease operating costs should decrease in 1999 because of the 1998 sale of properties.

         Depletion, depreciation and amortization expense increased 39% in 1998 to $870,000 from $624,000 in 1997. The increase in depletion in 1998 is the result of increased production and the amount of additional costs being depleted.

         A foreign exchange gain of $179,000 was recorded in 1998, contrasted with a gain of $231,000 on the Company's U.S. investments in 1997. In 1998, the gain was attributable to the continuing strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Abandonments and write downs were $685,000 which resulted from a write down of certain of the Company's properties in California and Texas. There were no abandonments and write downs in 1997.

         Income taxes. No provision for income taxes was required in 1998. There has been no income tax recovery recorded in the accounts for the Company's losses because there is a lack of virtual certainty that the recovery will be realized. If at such time as the Company begins to receive revenues from the Kotaneelee gas field, it is expected that the tax recovery benefit of these losses will be recognized.

1997 vs. 1996

         The net loss for the year 1997 was $1,757,664, ($.12 per share) compared to a net loss of $1,461,283 ($.11 per share) for the 1996 period. A summary of revenue and expenses during the periods is as follows:

                                 1997                1996             Net Change
                                 ----                ----             ----------
Revenues                      $2,514,978          $2,228,393          $ 286,585
Costs and expenses            (4,272,642)         (3,689,676)          (582,966)
                              -----------         -----------         ----------
Net loss                     $(1,757,664)        $(1,461,283)         $(296,381)
                             ============        ============         ==========

         Oil sales increased by 46% due primarily to an 85% increase in production which was partially offset by a 12% decrease in the average prices of oil sold. There was also a 184% increase in royalties paid by the Company. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                               1997                             1996
                   ------------------------------   ----------------------------
                          Average price                   Average price
                    bbls     per bbl    Total        bbls    per bbl    Total

Oil sales          63,783    $22.50   $1,436,000    34,565   $25.47    $880,000
Royalties paid                          (315,000)                      (111,000)
                                      -----------                      ---------
Total                                 $1,121,000                       $769,000
                                      ==========                       ========

         Gas sales increased 33%. There was a 41% increase in the average price for gas and a 2% increase in number of units sold. In addition, gas sales include royalty income which increased 35% in 1997. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:


                               1997                            1996
                   -----------------------------   -----------------------------
                          Average price                   Average price
                   mmcf      per mcf     Total     mmcf      per mcf     Total

Gas sales           200       $2.31    $462,000     197       $1.64    $323,000
Royalty income                          146,000                         108,000
Royalties paid                          (85,000)                        (36,000)
                                       ---------                       ---------
Total                                  $523,000                        $395,000
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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 1998, the carrying value of such investments was approximately $6,703,000 which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At December 31, 1998, the investments in the United States totaled $1,823,000.

Item 8.  Financial Statements and Supplementary Data



                                AUDITORS' REPORT




To the Shareholders of
Canada Southern Petroleum Ltd.


We have audited the consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 1998 and 1997, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 1998 and 1997 and the results of its operations and the changes in its financial position for each of the years in the three year period ended December 31, 1998, in accordance with accounting principles generally accepted in Canada.




Calgary, Canada                                    /s/ ERNST & YOUNG LLP
March 18, 1999                                     Chartered Accountants

                         CANADA SOUTHERN PETROLEUM LTD.
                  (Incorporated under the laws of Nova Scotia)

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)


                                                         As at December 31,
                                                         1998          1997
                                                     -----------    -----------
           Assets
 Current assets
 Cash and cash equivalents (Note 2)                  $ 6,208,634    $ 2,129,156
 Marketable securities (Note 3)                          751,511      3,373,334
 Accounts receivable (Notes 4 and 7)                     266,116      1,226,086
 Other assets                                            319,697        242,278
                                                     -----------    -----------
 Total current assets                                  7,545,958      6,970,854
                                                     -----------    -----------

 Oil and gas properties and equipment
   (full cost method) (Note 4)                        10,000,010     13,984,771
                                                     -----------    -----------
 Total assets                                        $17,545,968    $20,955,625
                                                     ===========    ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                  $   375,554    $ 1,120,521
   Accrued liabilities (Note 10)                         294,491        277,715
                                                     -----------    -----------
 Total current liabilities                               670,045      1,398,236
                                                     -----------    -----------

 Future site restoration costs                           236,045        210,974
                                                     -----------    -----------

 Contingencies (Note 8)                                        -              -

 Shareholders' Equity
   Limited Voting Shares, par value
     $1 per share (Note 5)
   Authorized - 100,000,000 shares
   Outstanding -14,234,740 shares                     14,234,740     14,234,740
   Contributed surplus                                26,254,139     26,254,139
                                                     -----------    -----------
 Total capital                                        40,488,879     40,488,879
 Deficit                                             (23,849,001)   (21,142,464)
                                                     -----------    -----------
 Total shareholders' equity                           16,639,878     19,346,415
                                                     -----------    -----------
 Total liabilities and shareholders' equity          $17,545,968    $20,955,625
                                                     ===========    ===========

                             See accompanying notes.


                  Approved on behalf of the Board

                                 /s/ M. A. Ashton        /s/ Arthur B. O'Donnell
                                     Director                Director

                         CANADA SOUTHERN PETROLEUM LTD.

                Consolidated Statements of Operations and Deficit
                         (Expressed in Canadian dollars)


                                                                         Year ended December 31,
                                                            1998                   1997                  1996
                                                        ------------           ------------          ------------
Revenues:
  Oil sales (Notes 9 and 10)                            $    897,878           $  1,120,789        $      768,576
  Gas sales (Notes 9 and 10)                                 705,277                523,433               395,068
  Proceeds under carried interest agreements                 206,503                475,697               590,935
  Interest and other income                                  221,523                395,059               473,814
  Gain on sale of assets                                   1,378,180                      -                     -
                                                        ------------           ------------          ------------
                                                                                          -
    Total revenues                                         3,409,361              2,514,978             2,228,393
                                                        ------------           ------------          ------------

Costs and expenses:
  General and administrative                               1,300,595              1,104,535               894,766
  Legal (Note 8)                                           2,357,707              1,897,506             1,610,477
  Lease operating costs                                      975,899                799,372               476,562
  Depletion, depreciation and amortization                   869,600                623,600               654,982
  Foreign exchange gains                                    (178,850)              (231,457)              (24,693)
  Provision for future site restoration costs                 29,500                 21,500                24,600
  Rent                                                        76,812                 57,586                52,982
  Abandonments and write downs                               684,635                      -                     -
                                                        ------------           ------------          ------------
                                                                                          -
    Total costs and expenses                               6,115,898              4,272,642             3,689,676
                                                        ------------           ------------          ------------

  Loss before income taxes                                (2,706,537)            (1,757,664)           (1,461,283)
  Income taxes (Note 6)                                            -                      -                     -
                                                        ------------           ------------          ------------
                                                                                          -
Net loss                                                  (2,706,537)            (1,757,664)           (1,461,283)
  Deficit - beginning of period                          (21,142,464)           (19,384,800)          (17,923,517)
                                                        ------------           ------------          ------------
  Deficit - end of period                               $(23,849,001)          $(21,142,464)         $(19,384,800)
                                                        =============          =============         =============

Net loss per share (Basic & Fully Diluted)                 $(.19)                 $(.12)                $(.11)
                                                           ======                 ======                ======

Average number of shares
  Outstanding (Basic & Fully Diluted)                     14,234,740             14,084,294            13,362,410
                                                          ==========             ==========            ==========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                      Consolidated Statements of Cash Flows
                         (Expressed in Canadian dollars)

                                                                                  Year ended
                                                                                  December 31,
                                                               1998                   1997                   1996
                                                           -----------            -----------            -----------
Cash flows from operating activities:
    Net loss                                               $(2,706,537)           $(1,757,664)           $(1,461,283)
    Adjustments to reconcile net loss
       to net cash provided by
      (used in) operating activity:
    Depreciation, depletion and amortization                   869,600                623,600                654,982
    Future site restoration costs (net)                         25,071                (39,300)               (56,454)
    Gain on sale of assets                                  (1,378,180)                     -                      -
    Abandonments and write downs                               684,635                      -                      -
  Change in assets and liabilities:
    Accounts and interest receivable                           959,970               (590,863)              (284,625)
    Other assets                                               (77,419)               (14,910)               112,074
    Accounts payable                                          (744,967)               680,684                314,328
    Accrued liabilities                                         16,776                 95,611                (54,228)
                                                           -----------            -----------            -----------
Net cash used in operations                                 (2,351,051)            (1,002,842)              (775,206)
                                                           -----------            -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                 (1,942,474)            (3,258,426)            (1,496,308)
  Sale (purchase) of marketable securities                   2,621,823              2,079,452             (5,452,786)
  Proceeds from the sale of properties                       5,751,180                      -                      -
                                                           -----------            -----------            -----------
et cash used in investing activities                        6,430,529             (1,178,974)            (6,949,094
                                                           -----------            -----------            -----------

Cash flows from Financing Activities:
  Sale of common stock less expenses                                 -                      -              9,019,609
  Exercise of stock options                                          -              1,601,375                232,707
                                                           -----------            -----------            -----------
Net cash from financing activities                                   -              1,601,375              9,252,316
                                                           -----------            -----------            -----------

Increase (decrease) in cash
  and cash equivalents                                       4,079,478               (580,441)             1,528,016
Cash and cash equivalents at the
  beginning of period                                        2,129,156              2,709,597              1,181,581
                                                           -----------            -----------            -----------
Cash and cash equivalents at the
  end of period (Note 2)                                   $ 6,208,634            $ 2,129,156            $ 2,709,597
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

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES
                             AND CONTRIBUTED SURPLUS
                         (Expressed in Canadian dollars)



                                                          Limited
                                         Number        Voting Shares      Contributed
                                       of shares        $1 par value        surplus           Total
                                       ----------      -------------      -----------      -----------

Balance as at December 31, 1995        12,645,791        12,645,791        16,989,397       29,635,188

Sale of common stock                    1,268,549         1,268,549         7,751,060        9,019,609
Exercise of stock options                  42,200            42,200           190,507          232,707
                                       ----------       -----------       -----------      -----------

Balance as at December 31, 1996        13,956,540        13,956,540        24,930,964       38,887,504

Exercise of stock options                 278,200           278,200         1,323,175        1,601,375
                                       ----------       -----------       -----------      -----------

Balance as at December 31, 1997        14,234,740       $14,234,740       $26,254,139      $40,488,879
  and 1998                             ==========       ===========       ===========      ===========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 1998, 1997 and 1996

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

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and
accompanying  notes.   Specifically   estimates  were  utilized  in  calculating
depletion, depreciation and amortization, site restoration costs, and abandonments and write downs. Actual results could differ from those estimates.

Cash and cash equivalents

         For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Oil and gas properties and equipment

         The Company, which is engaged primarily in one industry, the exploration for and the development of oil and gas properties, principally in Canada, follows the full cost method of accounting for oil and gas properties, whereby all costs associated with the exploration for and the development of oil and gas reserves are capitalized. Such costs include land acquisition, drilling, geological, geophysical and overhead expenses.

         The Company periodically reviews the costs associated with undeveloped properties and mineral rights to determine whether they are likely to be recovered. When such costs are not likely to be recovered, such costs are transferred to the depletable pool of oil and gas costs.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 1998, 1997 and 1996

1.       Summary of significant accounting policies (Cont'd)

         The net carrying cost of the Company's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowances, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year end prices that are not escalated or discounted. For Canadian GAAP future net revenues are undiscounted, whereas, for U.S. GAAP future net revenues are discounted at 10%.

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

         Depletion is provided on costs accumulated in producing cost centers including production equipment using the unit of production method. For purposes of the depletion calculation, gross proved oil and gas reserves as determined by outside consultants are converted to a common unit of measure on the basis of their approximate relative energy content.

         Depreciation has been computed for equipment, other than production equipment, on the straight-line method based on estimated useful lives of four to ten years.

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

1.       Summary of significant accounting policies (Cont'd)

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

Earnings per share

         Earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. In February 1997, the FASB issued Statement No. 128, Earnings per Share ("EPS"), which the Company adopted retroactively in 1997 for purposes of U.S. GAAP reporting. The Company's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Future site restoration costs

         Total future site restoration costs are estimated to be $271,000 and are being provided on a unit of production basis. The provision is based on current costs of complying with existing legislation and industry practice for site restoration and abandonment. At December 31, 1998, approximately $36,000 in such costs have yet to be accrued. The sale of the Company's Alberta and British Columbia properties during 1998 relieved the Company of $533,000 of potential future restoration costs.

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

1.       Summary of significant accounting policies (Cont'd)

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Comprehensive income

         In 1997, the Financial Accounting Standards Board issued FASB Statement No. 130, Reporting Comprehensive Income. As the Company has no items of other comprehensive income, the net loss under U.S. GAAP for all periods presented is equal to the comprehensive loss.

2.       Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

                                                                                    1998                 1997
Cash                                                                             $  269,918           $  436,030
Canadian and U.S. bankers acceptances (1998-4.9%, 1997-2.9%)                      4,880,833              988,437
U.S. Government securities (1998-4.8%, 1997-5.6%)                                 1,057,883              704,689
                                                                                 ----------           ----------
                                                                                 $6,208,634           $2,129,156
                                                                                 ==========           ==========

3.       Marketable Securities

         At December 31, 1998 and 1997, the Company held the following marketable securities which were expected to be held until maturity:

                                                             1998
                   Security                        Par value        Maturity Date      Amortized Cost     Fair value

U.S. Federal National
  Mortgage Assoc.                                  $  765,111       Apr. 7, 1999        $  751,511        $  751,711
                                                   ==========                           ==========        ==========


                                                             1997
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
                                                   ==========                           ==========        ==========

4.       Oil and gas properties and equipment

                                                                                      Less
                                                                                  Accumulated
                                                                                 Provisions and         Net Book
                                                                  Cost             Writedowns            Value
                                                               -----------       --------------       -----------
Balance December 31, 1998
Oil and gas properties-developed                               $18,524,670         $8,720,066         $ 9,804,605
Oil and gas properties-(U.S.) undeveloped                          851,651            684,635             167,016
Seismic data                                                       112,000            112,000
                                                               -----------         ----------         -----------
                                                                                                                -
                                                                19,488,321          9,516,701           9,971,621
Equipment                                                           75,073             46,684              28,389
                                                               -----------         ----------         -----------
                                                               $19,563,394         $9,563,385         $10,000,010
                                                               ===========         ==========         ===========

Balance December 31, 1997
Oil and gas properties - developed                             $21,192,037         $7,854,066         $13,337,971
Oil and gas properties (U.S.) - undeveloped                        616,980                  -             616,980
Seismic data                                                       112,000            112,000
                                                               -----------         ----------         -----------
                                                                                                                -
                                                                21,921,017          7,966,066          13,954,951
Equipment                                                           67,769             37,949              29,820
                                                               -----------         ----------         -----------
                                                               $21,988,786         $8,004,015         $13,984,771
                                                               ===========         ==========         ===========

         Substantially all gas sales were made to CanWest Gas Supply Inc. and oil sales were made to Probe Exploration, Inc. ("Probe"). The gain on sale of assets and the amount of abandonments and write downs are same under both Canadian and U.S. GAAP. During 1998, a total of $95,000 of general and administrative expenses were capitalized.

         The $266,000 amount of accounts receivable is due from various industry partners which include Probe, Berkley Petroleum Ltd., PetroCanada and Alberta Treasury.

5.       Limited Voting Shares and stock options

         The Memorandum of Association (Articles of Continuance) of the Company provides that no person (as defined) shall vote more than 1,000 shares.

         Under the terms of the Company's 1985, 1992 and 1998 stock option plans, the Company is authorized to grant certain employees, directors and consultants options to purchase Limited Voting Shares at prices based on the market price of the shares as determined on the date of the grant. The options are normally exercisable immediately and issued for a period of five years from the date of grant.

         On January 27, 1998, the Company's Board of Directors approved a stock option plan that permits the granting of both stock options and stock appreciation rights. The plan for 700,000 shares was approved by the Company's shareholders at the June 1998 Annual Meeting. A total of 700,000 Limited Voting Shares were reserved for the plan.

5.       Limited Voting Shares and stock options (Cont'd)

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

         Following  is  a  summary  of  option   transactions   which   reflects
adjustments of the stock option prices and the number of shares subject to stock options as discussed above:

Options Outstanding    Expiration Dates    Number of Shares    Option Prices
-------------------    ----------------    ----------------    -------------
December 31, 1995    Oct. 1997 - Aug. 1999      461,700
  Canceled                                     (137,000)        3.45 - 7.00
  Exercised                                     (42,200)        3.45 - 8.75
  Granted                                       150,700         3.15 - 6.37
  Granted                                        12,500            8.75
                                                -------
December 31, 1996    Oct. 1999 - Jun. 2001      445,700
                                                -------
  Exercised                                    (278,200)        3.70 - 8.75
  Granted                                        35,000            13.50
December 31, 1997    Aug. 1999 - Oct. 2002      202,500        6.37 - 13.50
  Granted                                         7,500            10.25
                                               --------
December 31, 1998    Aug. 1999 - Apr. 2003      210,000 ($7.94 weighted average)
                                                =======

Options reserved for future grants              869,634

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

5.       Limited Voting Shares and stock options (Cont'd)

          Option valuation models require that input of highly subjective assumptions including the expected stock price volatility. All of the valuations assumed no expected dividend. The assumptions used in the 1996 valuation model were: risk free interest rate - 6.7%, expected life - 5 years and expected volatility - .396. The assumptions used in the 1997 valuation model were: risk free interest rate - 5.7%, expected life - 5 years and expected volatility -
 .459. The assumptions used in the 1998 valuation model were: risk free interest rate - 4.45%, expected life - 5 years and expected volatility - .328.

          Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

          For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information is as follows:

                                                            Amount     Per Share
Net loss as reported Canadian GAAP - December 31, 1996   $(1,461,283)    $(.11)
Stock option expense                                          49,373        -
                                                         -----------     ------
Pro forma net loss U.S. GAAP - December 31, 1996         $(1,510,656)    $(.11)
                                                         ============    ======

Net loss as reported Canadian GAAP - December 31, 1997   $(1,757,664)    $(.12)
Stock option expense                                         225,400      (.02)
                                                         -----------     ------
Pro forma net loss U.S. GAAP - December 31, 1997         $(1,983,064)    $(.14)
                                                         ============    ======

Net loss as reported Canadian GAAP - December 31, 1998   $(2,706,537)    $(.19)
Stock option expense                                          29,600        -
                                                         -----------     ------
Pro forma net loss U.S. GAAP - December 31, 1998         $(2,736,137)    $(.19)
                                                         ============    ======

6.        Income taxes

          Income taxes vary from the amounts that would be computed by applying the Canadian federal and provincial income tax rates as follows:

                                                 1998        1997        1996
                                            ------------  ----------  ----------
                                                44.84%      44.84%      44.84%
                                                ======      ======      ======
Provision (recovery) for income taxes
based on combined basic Canadian federal
and provincial income tax                   $(1,213,611)  $(788,137)  $(655,239)
Nondeductible crown charges                     104,663     154,463      61,599
Resource allowance                              403,270     232,922           -
Other                                            24,919      21,106         478
Nontaxable portion of capital gain              (20,049)    (20,743)          -
Unrealized tax loss                             700,808     400,389     593,162
                                            -----------   ---------   ---------
Actual provision for income taxes           $         -   $       -   $       -
                                            ===========   =========   =========

         At December 31, 1998, the Company had net operating losses for income tax purposes of approximately $3,821,000 which are available to be carried forward to future periods. These losses expire in the following years: 1999 - $194,000, 2000 - $294,000, 2001 - $545,000, 2002 - $569,000, 2003 - $1,077,000,
2004 - $544,000 and 2005 - $1,711,000.

         At December 31, 1998, the following oil and gas tax deductions are available to reduce future taxable income, subject to a final determination by taxation authorities.

Canada

Drilling, exploration and lease acquisition costs                     $9,965,000
Earned depletion                                                       1,975,000
Undepreciated capital costs                                            2,322,000
Cumulative eligible capital losses                                       407,000
Share issue costs                                                        175,000

United States

Exploration and lease acquisition costs                                 $819,000

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

         The following schedule summarized the Company's income tax recovery and deferred tax asset under U.S. GAAP. If Statement No. 109 was adopted, the Company would have had a deferred tax asset which primarily represents the excess of available resource deductions for income tax purposes over the recorded value of oil and gas properties together with operating and capital income tax loss carryforwards. These amounts are expected to be recovered from the production of current oil and gas reserves when the Kotaneelee litigation expenditures have ended. As certain of the resource deductions are restricted and the operating loss carryforwards are subject to expiration, there is considerable risk that certain of these deductions will not be utilized. Accordingly, the Company would have established a valuation allowance to recognize this uncertainty. Income taxes computed in accordance with U.S. GAAP, would have resulted in a credit to the provision of taxes.

                                     1998              1997              1996
                                 -----------       -----------       -----------
Deferred tax asset               $4,749,727        $3,663,793        $3,233,506
Valuation reserve                (3,441,222)       (2,733,655)       (2,473,526)
                                 -----------       -----------       -----------
Net deferred tax asset           $1,308,505        $  930,138        $  759,980
                                 ==========        ==========        ==========

Deferred tax recovery            $  378,367        $  170,158        $  225,222
                                 ==========        ==========        ==========

         Net loss under U.S. GAAP, in total, and per share based on average number of shares outstanding during the periods shown is as follows:

                                                             1998              1997              1996
                                                         ------------      ------------      ------------
Net loss under Canadian GAAP before income taxes         $(2,706,537)      $(1,757,664)      $(1,461,283)
Income tax adjustment                                        378,367           170,158           225,222
                                                         ------------      ------------      ------------
Net loss under U.S. GAAP                                 $(2,328,170)      $(1,587,506)      $(1,236,061)
                                                         ============      ============      ============
Per Share Basis:
Net loss under Canadian GAAP before income taxes            $(.19)            $(.12)            $(.11)
Income tax adjustment                                         .03               .01               .02
                                                            ------            ------            ------
Net loss under U.S. GAAP                                    $(.16)            $(.11)            $(.09)
                                                            ======            ======            ======

          The  deficit  under   U.S.  GAAP   would  have  been  $22,540,496  and
$20,212,326 at December 31, 1998 and 1997, respectively.

7.        Line of credit

          The Company has a line of credit with a Canadian chartered bank which provides for a loan of $500,000. The line of credit provides for a $125,000 operating loan and $375,000 for letters of credit as part of the directors' indemnification agreements. The interest rate on borrowing is at 3/4% above the bank's prime lending rate. The line of credit is subject to annual review and is secured by a general assignment of accounts receivable and an undertaking to provide security in the form of assignment of future working interest proceeds. No drawings were made under this line during 1998 or 1997.

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

         The Company claims that the Defendants breached either a contract obligation and/or a fiduciary duty owed to the Company to market gas from the Kotaneelee gas field when it was possible to so do. The Company asserts that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Company presented evidence at trial that the money damages sustained by the Company were approximately $100 million.

         In addition, the Company has claimed that the Company's carried interest account should be reduced because of improper charges to the carried interest account by the Defendants. The Company claims that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, the Company claims that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Company claims, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before payout begins to the carried interest account owners.

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid off in approximately two years and the Company would have begun to receive revenues from the field in 1986. At present, the Company does not expect to receive revenues before the year 2000, based on a price of Cdn. $1.28 per mcf and current production rates.

          Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and the Company completed the presentation of its case against the Defendants on September 16, 1998. Based upon newly discovered evidence, the Company filed a new claim during May 1998 that the Defendants failed to develop the field in a timely manner. The Company is unable to estimate the time necessary to conclude the litigation.

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

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of the amount to be awarded. Accordingly, the Company is unable to determine whether, in the event that it does not prevail on its claims in the litigation, costs will be assessed against it or in what amount. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. A cost award against the Company could be of sufficient magnitude to necessitate a sale of Company assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

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

         Mr. Heath, a director of the Company, has royalty interests in certain of the Company's oil and gas properties, (present and past) which were received directly or indirectly through the Company. The Company and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Heath totaling U.S. $8,324, $11,158 and $10,844 in 1998, 1997 and 1996, respectively.

10.      Other financial information

Accrued liabilities
                                                         1998             1997
                                                         ----             ----
Accrued accounting and legal expenses                  $ 69,890         $137,650
Accrued royalties                                       141,575          139,645
Other                                                    83,026              420
                                                       --------         --------
                                                       $294,491         $277,715
                                                       ========         ========


                                                  Year ended December 31,
                                             1998          1997          1996
                                            --------      --------      --------

Royalty payments (1)                        $146,161      $366,661      $147,572
                                            ========      ========      ========

Interest payments (2)                       $  1,625      $  1,775      $  2,224
                                            ========      ========      ========

Large corporation tax payments              $ 22,837      $ 27,388      $  2,741
                                            ========      ========      ========
--------------------
(1)      Oil and gas sales are reported net of royalties paid.
(2)      Bank line of credit charges.


11.      Year 2000 date issue

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                         CANADA SOUTHERN PETROLEUM LTD.
                      SUPPLEMENTARY INFORMATION ON OIL AND
                            GAS PRODUCING ACTIVITIES
                                   (unaudited)

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

Estimated net quantities of proved oil and gas reserves:


                                                          Oil              Gas
                                                         (bbls)           (bcf)
                                                        --------         -------
Proved reserves:
December 31,1995                                        284,800          33.205
  Revisions of previous estimates                       178,448          (2.655)
  Production*                                           (37,448)         (1.519)
                                                        --------         -------
December 31, 1996                                       425,800          29.031
  Revisions of previous estimates                       179,333          (3.802)
  Production*                                           (71,333)          (.838)
                                                        --------         -------
December 31, 1997                                       533,800          24.391
  Sale of properties                                    350,800)         (2.632)
  Revisions of previous estimates                       145,819)         (2.088)
  Production*                                           (73,381)         (1.263)
                                                        --------         -------
December 31, 1998                                        36,200          18.408
                                                        =======          ======

Proved developed reserves:
December 31, 1994                                       473,600          32.957
                                                        =======          ======
December 31, 1995                                       284,800          33.205
                                                        =======          ======
December 31, 1996                                       358,400          28.265
                                                        =======          ======
December 31, 1997                                       508,200          24.391
                                                        =======          ======
December 31, 1998                                        36,200          18.408
                                                        =======          ======

-----------------
* Production data includes oil and gas sales and the proceeds from the carried interest properties.

Results of oil and gas operations:


                                                 1998        1997        1996
                                              ----------  ----------  ----------
Income:
  Oil and gas sales                           $1,603,155  $1,644,222  $1,163,644
  Proceeds under carried
    interest agreements                          206,503     475,697     590,935
  Gain on sale of assets                       1,378,180           -           -
                                              ----------  ----------  ----------
                                               3,187,838   2,119,919   1,754,579
                                              ----------  ----------  ----------
Costs and expenses:
  Production costs                               975,899     799,372     476,562
  Depletion depreciation, and
    amortization                                 869,600     623,600     654,982
  Provision for future site
    restoration costs                             29,500      21,500      24,600
  Abandonments and write downs                   684,635           -           -
  Income tax expense                                   -           -           -
                                              ----------  ----------  ----------
                                               2,559,634   1,444,472   1,156,144
                                              ----------  ----------  ----------
Net income from operations                    $  628,204  $  675,447  $  598,453
                                              ==========  ==========  ==========

Capitalized costs of oil and gas activities:


                                                 1998        1997        1996
                                              ----------  ----------  ----------

Acquisition costs                             $   11,000  $  399,000  $  484,000
Exploration                                      174,000     546,000     146,000
Development                                    1,758,000   2,313,000     866,000

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars):


                                                 1998        1997        1996
                                              ----------  ----------  ----------
Future cash inflows                            $ 28,052    $ 46,435    $ 49,410
Future development and production costs         (14,030)    (22,517)    (20,813)
                                               --------    --------    --------
                                                 14,022      23,918      28,597
Future income tax expense*                            -      (1,573)     (2,931)
                                               --------    --------    --------
Future net cash flows                            14,022      22,345      25,666
10% annual discount                              (4,781)     (7,836)     (9,691)
                                               --------    --------    --------
Standardized measure of discounted
  future net cash flows                        $  9,241    $ 14,509    $ 15,975
                                               ========    ========    ========

* Reflects tax benefit for the years 1998, 1997 and 1996, from carryforward of exploration, development and lease acquisition costs, undepreciated capital costs and book earned depletion of $16,381,000, $18,065,000, and $17,032,000.

         Current prices used in the foregoing estimates were based upon selling prices at the wellhead in the last month of each fiscal period. Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):

                                                  Year ended December 31,
                                             1998          1997          1996
                                            -------       -------       -------
Changes due to:
Sale of properties                          $(4,374)      $     -       $     -
Prices and production costs                    (402)         (579)        3,248
Future development costs                     (1,204)       (2,350)       (1,049)
Sales net of production costs                  (906)       (1,562)       (1,330)
Development costs incurred
  during the year                             1,758         2,313           866
Net change due to extensions,
  discoveries and improved recovery               -         1,692         1,458
Revisions of quantity estimates                (872)       (3,642)       (4,229)
Accretion of discount                         1,045         1,723         1,660
Net change in income taxes                     (313)          939           423
                                            -------       -------       -------
Net change                                  $(5,268)      $(1,466)      $ 1,047
                                            ========      ========      =======

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

         For information concerning Item 10 - "Directors and Executive Officers of the Company," Item 11 "Executive Compensation," Item 12 - "Security Ownership of Certain Beneficial Owners and Management" and Item 13 "Certain Relationships and Related Transactions," see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1998, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - "Executive Officers of the Company," see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements

                  The financial statements and schedules listed below and included under Item 8, above are filed as part of this report.

                                                                          Page
                                                                       Reference

Auditors' Report                                                           34
Consolidated Balance Sheets as at December 31, 1998 and 1997               35
For the years ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Operations and Deficit                      36
    Consolidated Statements of Cash Flows                                  37
Consolidated Statements of Limited Voting Shares and Contributed
  Surplus for the three years ended December 31, 1998                      38
Notes to Consolidated Financial Statements                               39-52
Supplementary Information On Oil and Gas Producing Activities (unaudited)  53

                  (2)      Consolidated Financial Statement Schedules

                           All  schedules  have been  omitted since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                  (3)      Exhibits

                           List of each management  contract or  compensatory or
arrangement required to be filed as an exhibit pursuant to Item 14(c).

                           None.

         (b)      Reports on Form 8-K

                  On November 25, 1998, the Company filed a Current Report on Form 8-K to report that it had sold its heavy oil properties in Alberta for $2.2 million. In addition, the Company also reported that it completed the sale of its British Columbia properties for $3.6 million. The Company reported that it would record an estimated total gain of $1.3 million on the transactions.

         (c)      Exhibits

                  The following exhibits are filed as part of this report:

         Item Number

                  2. Plan of acquisition, reorganization, arrangement, liquidation or succession

                           Not applicable.

                  3.       Articles of Incorporation and By-Laws

                           (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit 4B to Form S-8 as filed on November 25, 1998 is incorporated by reference.

                           (b) By-laws, as amended, filed as Exhibit 4C to Form S-8 as filed on November 25, 1998 are incorporated by reference.

                  4. Instruments defining the rights of security holders, including indentures

                           None.

                  9.       Voting trust agreement

                           None.

                  10.      Material contracts

                           (a)  Agreements relating to Kotaneelee.
                             (1.)  Copy of Agreement dated  May 28, 1959 between
                           the Company et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company is filed herein.

                             (2.) Copies of  Supplementary  Documents to May 28,
                           1959 Agreement (see (1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement, is filed herein.

                             (3.)  Copy of  Modification  to Agreement dated May
                           28, 1959 (see (1) above), made as of January 31, 1961, is filed herein.

                             (4.)  Copy of Agreement dated  April 1, 1966  among
                           the Company et al. and Dome Petroleum Limited et al. is filed herein.

                             (5.)  Copy of Letter Agreement  dated  February  1,
                           1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field is filed herein.

                           (b) Copy of Agreement dated January 28, 1972 between the Company and Panarctic Oils Ltd. for development of the offshore Arctic Islands gas fields is filed herein.

                           (c) Stock Option Plan adopted December 9, 1992 is filed herein.

                           (d) Stock Option Plan effective July 1, 1998 filed as Exhibit A to Schedule 14A Information (Proxy Statement) as filed on May 1, 1998 is incorporated by reference.

                  11.      Statement re computation of per share earnings

                           None.

                  12.      Statement re computation of ratios

                           None.

                  13. Annual report to security holders, Form 10-Q or quarterly report to security holders

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

                           None.

                  21.      Subsidiaries of the Company

                           Canpet Inc. incorporated in Delaware on August 3, 1973. C. S. Petroleum Limited incorporated in Nova Scotia on December 15, 1981.

                  22. Published report regarding matters submitted to vote of security holders

                           None.

                  23.      Consents of experts and counsel

                           (a)  Paddock  Lindstrom  &  Associates,  Ltd.   filed
                                herein.
                           (b)  Ernst & Young LLP filed herein.

                  24.      Power of attorney

                           Not applicable.

                  27.      Financial Data Schedule

                           Filed herein (EDGAR filing only).

                  99.      Additional exhibits

                  (a) Statement of Claim filed on October 27, 1989 against Columbia Gas Development of Canada Ltd., Amoco Production Company, Dome Petroleum Limited, Amoco Canada Petroleum Company Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. in the Court of Queen's Bench of Alberta Judicial District of Calgary, Alberta, Canada is filed herein.

                  (b) Amended Statement of Claim, amending the October 27, 1989 Statement of Claim, filed on March 12, 1990, is filed herein.

                  (c) Amended Statement of Claim in the same action, filed on November 17, 1993, is filed herein.

                  (d) Amended Statement of Third Party Notice by Amoco Canada Production Company Ltd. and Amoco Production Company, filed November 17, 1993 in the same action, is filed herein.

                  (e) Amended Statement of Defense to Third Party Notice by Anderson Oil & Gas Inc. (formerly Columbia Gas Development of Canada Ltd.) filed January 27, 1994 in the same action is filed herein.

         (d)      Financial Statement Schedules

                  None.

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

                                        CANADA SOUTHERN PETROLEUM LTD.
                                                  (Registrant)


Dated:  March 30, 1999                  By /s/ M. Anthony Ashton
                                           M. Anthony Ashton
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ M. Anthony Ashton                By /s/ Kelly B. Johnson
   M. Anthony Ashton                       Kelly B. Johnson
   President and Director                  Treasurer and Chief Financial and
                                           Accounting Officer

Dated:         March 30, 1999           Dated:           March 30, 1999
       ----------------------------             ----------------------------


By /s/ Benjamin W. Heath                By /s/ Timothy L. Largay
   Benjamin W. Heath                       Timothy L. Largay
   Director                                Director


Dated:         March 30, 1999           Dated:           March 30, 1999
       ----------------------------             ----------------------------


By /s/ Arthur B. O'Donnell              By /s/ Eugene C. Pendery
   Arthur B. O'Donnell                     Eugene C. Pendery
   Director                                Director


Dated:         March 30, 1999           Dated:           March 30, 1999
       ----------------------------             ----------------------------

                                INDEX TO EXHIBITS


Exhibit No.

     10.      (a)     Agreements relating to Kotaneelee

                      (1.) Copy of Agreement dated May 28, 1959 between the Company et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company

                      (2.) Copies of Supplementary Documents to May 28, 1959 Agreement (see (1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement

                      (3.) Copy of Modification to Agreement dated May 28, 1959 (see (1) above), made as of January 31, 1961

                      (4.) Copy of Agreement dated April 1, 1966 among the Company et al. and Dome Petroleum Limited et al

                      (5.) Copy of Letter Agreement dated February 1, 1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field

              (b) Copy of Agreement dated January 28, 1972 between the Company and Panarctic Oils Ltd. for development of the offshore Arctic Islands gas fields

              (c)     Stock Option Plan adopted December 9, 1992

     23.      (a)     Consent of Independent Petroleum Engineers

              (b)     Consent of Independent Auditors

     27.      Financial Data Schedule (EDGAR filing only)

Exhibit No.

     99.      (a)     Statement  of  Claim  filed  on  October 27, 1989  against
                      Columbia Gas Development of Canada Ltd., Amoco  Production
                      Company,  Dome Petroleum Limited,  Amoco Canada  Petroleum
                      Company Ltd.,  Mobil Oil Canada Ltd. and Esso Resources of
                      Canada Ltd. in  the  Court  of  Queen's  Bench  of Alberta
                      Judicial District of Calgary, Alberta, Canada

              (b) Amended Statement of Claim, amending the October 27, 1989 Statement of Claim, filed on March 12, 1990

              (c) Amended Statement of Claim in the same action, filed on November 17, 1993

              (d) Amended Statement of Third Party Notice by Amoco Canada Production Company Ltd. and Amoco Production Company, filed November 17, 1993 in the same action

              (e) Amended Statement of Defense to Third Party Notice by Anderson Oil & Gas Inc. (formerly Columbia Gas Development of Canada Ltd.) filed January 27, 1994 in the same action