Form 10-Q
period 1999-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 1999-05-10
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1999
                               --------------------------------------------

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

   Suite 1410, One Palliser Square,
      125 Ninth Avenue, S.E.,
      Calgary, Alberta, Canada                                     T2G 0P6
 ................................................................................
(Address of principal executive offices)                          (Zip Code)

                                 (403) 269-7741
 ................................................................................
              (Registrant's telephone number, including area code)


 ................................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            |X|  Yes     |_|  No

         Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,234,740 shares outstanding as of May 3, 1999.

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                     March 31,      December 31,
                                                       1999            1998
                                                    -----------     -----------
                     Assets

Current assets:
  Cash and cash equivalents                         $ 4,991,080     $ 6,208,634
  Marketable securities                                 741,001         751,511
  Accounts and interest receivable                      430,874         266,116
  Other assets                                          284,999         319,697
                                                    -----------     -----------
Total current assets                                  6,447,954       7,545,958
                                                    -----------     -----------

Oil and gas properties and equipment
  (full cost method)                                 10,103,772      10,000,010
                                                    -----------     -----------
Total assets                                        $16,551,726     $17,545,968
                                                    ===========     ===========

      Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                  $   276,692     $   375,554
  Accrued liabilities                                   343,101         294,491
                                                    -----------     -----------
Total current liabilities                               619,793         670,045
                                                    -----------     -----------

Future site restoration costs                           236,045         236,045
                                                    -----------     -----------

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,234,740 shares                     14,234,740      14,234,740
  Contributed surplus                                26,254,139      26,254,139
                                                    -----------     -----------
Total capital                                        40,488,879      40,488,879
  Deficit                                           (24,792,991)    (23,849,001)
                                                    -----------     -----------
Total shareholders' equity                           15,695,888      16,639,878
                                                    -----------     -----------
Total liabilities and shareholders' equity          $16,551,726     $17,545,968
                                                    ===========     ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                        Three months ended
                                                             March 31,
                                                       1999            1998
                                                   ------------    ------------
Revenues:
  Oil sales                                        $     30,094    $    226,579
  Gas sales                                              20,574         146,398
  Proceeds under carried interest agreements             27,056          56,088
  Interest and other income                              83,358          73,649
                                                   ------------    ------------
                                                        161,082         502,714
                                                   ------------    ------------
Costs and expenses:
  General and administrative                            359,597         368,232
  Legal                                                 557,464         504,088
  Lease operating costs                                  30,763         312,924
  Depletion, depreciation, and amortization             105,900         182,900
  Foreign exchange loss (gain)                           36,926          36,652
  Provision for future site restoration costs                 -           7,300
  Rent                                                   14,422          20,287
                                                   ------------    ------------
                                                      1,105,072       1,432,383
                                                   ------------    ------------
  Loss before income taxes                             (943,990)       (929,669)
  Income taxes                                                -               -
                                                   ------------    ------------
Net loss                                               (943,990)       (929,669)

Deficit - beginning of period                       (23,849,001)    (21,142,464)
                                                   ------------    ------------
Deficit - end of period                            $(24,792,991)   $(22,072,133)
                                                   =============   =============

Average number of shares outstanding                 14,234,740      14,234,740
                                                     ==========      ==========

Net loss per share (Basic & Diluted)                   $(.07)          $(.07)
                                                       ======          ======

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                         Three months ended
                                                              March 31,
                                                        1999            1998
                                                     ----------      ----------
Cash flows from operating activities:
    Net loss                                         $ (943,990)     $ (929,669)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization          105,900         182,900
      Future site restoration costs                                       7,300
    Change in current assets and liabilities:
      Accounts and interest receivable                 (164,758)        268,377
      Other assets                                       34,698          (8,911)
      Accounts payable                                  (98,863)       (765,942)
      Accrued liabilities                                48,610          28,218
                                                     ----------      ----------
  Net cash used in operations                        (1,018,403)     (1,217,727)
                                                     ----------      ----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)            (209,661)       (541,967)
  Sale (purchase) of marketable securities               10,510       1,251,483
                                                     ----------      ----------
Net cash provided by investing activities              (199,151)        709,516
                                                     ----------      ----------

Decrease in cash and cash equivalents                (1,217,554)       (508,211)
Cash and cash equivalents at the
  beginning of period                                 6,208,634       2,129,156
                                                     ----------      ----------
Cash and cash equivalents at the
  end of period                                      $4,991,080      $1,620,945
                                                     ==========      ==========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three month periods ended March 31, 1999 and 1998 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

         At March 31, 1999, the Company had approximately $5.7 million of cash and securities available. Of this amount, approximately $2.0 million are held in U.S. Government securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the three months ended March 31, 1999 decreased to $1,018,000 compared to $1,218,000 during the comparable 1998 period. The difference between the periods was caused primarily by the following:

                  Decrease in loss from operations            $ (98,000)
                  Changes in accounts receivable and other     (390,000)
                  Net change in current liabilities             688,000
                                                              ----------
                  Difference in net cash used in operations   $ 200,000
                                                              =========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                                 March 31, 1999
                         (Expressed in Canadian Dollars)

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

         The operator of the Kotaneelee gas field has reported to the Company that development costs totaling approximately $14,361,000, of which the Company's share is $4,308,000, remain to be recovered at January 31, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees.

         Projections by the operator indicate that the carried interest account may reach payout status prior to the end of 1999. However, there can be no assurances that payout will occur within that timeframe, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses and the impact of the Kotaneelee litigation.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1999 will be approximately $750,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Results of Operations

         Three month period ended March 31, 1999 vs. March 31, 1998

         The net loss for the quarter ended March 31, 1999 was $943,990 ($.07 per share) compared to a net loss of $929,669 ($(.07 per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                                 1999                 1998            Net Change
                                 ----                 ----            ----------
Revenues                      $   161,082         $   502,714         $(341,632)
Costs and expenses             (1,105,072)         (1,432,383)          327,311
                              ------------        ------------        ----------
Net loss                      $  (943,990)        $  (929,669)        $ (14,321)
                              ============        ============        ==========

         Oil sales decreased 87% due to a 28% decrease in the price of oil sold and a 85% decrease in the number of units sold. The Company sold the majority of its oil producing properties effective July 1 and September 1, 1998. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                              Three month period ended March 31,
                 ---------------------------------------------------------------
                              1999                              1998
                 ------------------------------   ------------------------------
                        Average price                    Average price
                  bbls     per bbl      Total      bbls     per bbl      Total
Oil sales        2,752     $11.21      $31,000    18,194    $15.52     $282,000
Royalties paid                          (1,000)                         (55,000)
                                       --------                        ---------
Total                                  $30,000                         $227,000
                                       =======                         ========

         Gas sales decreased 86%. There was a 19% decrease in gas prices and a 91% decrease in the number of units sold. The Company sold the majority of its working interest gas properties effective July 1, 1998. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                              Three month period ended March 31,
                 ---------------------------------------------------------------
                              1999                              1998
                 ------------------------------   ------------------------------
                        Average price                    Average price
                 mmcf      per mcf      Total     mmcf      per mcf      Total
Gas sales        4.5        $1.76      $ 8,000     57        $2.18     $124,000
Royalty income                          15,000                           44,000
Royalties paid                          (2,000)                         (22,000)
                                       --------                        ---------
Total                                  $21,000                         $146,000
                                       =======                         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Proceeds under carried interest agreements decreased to $27,000 during 1999 from $56,000 in 1998. During 1998, there were significant expenditures made by the operators of the carried interest properties (other than Kotaneelee), therefore, revenues from these properties are expected to be substantially lower in 1999.

         Interest and other income was 13% higher in 1999. Interest income increased 13% from $63,000 in 1998 to $72,000 in the current period due to the increase in funds available for investment during 1999 because of the sale of oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of $4,000 compared to $11,000 in 1998.

         General and administrative costs decreased 2% in 1999 to $360,000 from $368,000 in 1998.

         Legal expenses increased 11% during 1999 to $557,000 from $504,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1999, the Company continued the cross-examination of defense witnesses.

         Lease operating costs decreased 90% from $313,000 in 1998 to $31,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 42% in 1999 to $106,000 from $183,000 in 1998. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         A foreign exchange loss of $37,000 was recorded in 1999, compared to a loss of $37,000 in 1998 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6535 at December 31, 1998 compared to U.S. $.6628 at March 31, 1999.

         Income taxes. No provision for income taxes is required for the current period.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 1999, the carrying value of such investments was approximately $5,588,000 which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At March 31, 1999, the investments in the United States totaled $2,014,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                           PART II - OTHER INFORMATION

                                 March 31, 1999

Item 5.  Other Information

          Production from the Kotaneelee field reported to the Canadian National Energy Board for the three months ended March 31, 1999 was as follows:

                                 Monthly Production             Daily Production
                                       (bcf)                         (mmcf)

        January 1999                    2.1                            71
        February 1999                   1.5                            50
        March 1999                      1.8                            61

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



                                           CANADA SOUTHERN PETROLEUM LTD.
                                                     Registrant




Date:  May 7, 1999                         By  /s/ Kelly B. Johnson
                                               ---------------------------------
                                               Treasurer and Chief Financial and
                                               Accounting Officer