Form 10-Q
period 1999-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 1999-08-05
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               --------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,239,740 shares outstanding as of August 2, 1999.

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                                 -----------           -----------
                                Assets

Current assets:
  Cash and cash equivalents                                                      $ 4,887,716           $ 6,208,634
  Marketable securities                                                                    -               751,511
  Accounts and interest receivable                                                   292,831               266,116
  Other assets                                                                       248,961               319,697
                                                                                 -----------           -----------
Total current assets                                                               5,429,508             7,545,958
                                                                                 -----------           -----------

Oil and gas properties and equipment
  (full cost method)                                                              10,295,997            10,000,010
                                                                                 -----------           -----------
Total assets                                                                     $15,725,505           $17,545,968
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                               $   422,417           $   375,554
  Accrued liabilities                                                                248,959               294,491
                                                                                 -----------           -----------
Total current liabilities                                                            671,376               670,045
                                                                                 -----------           -----------

Future site restoration costs                                                        236,045               236,045
                                                                                 -----------           -----------

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,239,740 and 14,234,740 shares,                                  14,239,740            14,234,740
     respectively
  Contributed surplus                                                             26,284,139            26,254,139
                                                                                 -----------           -----------
Total capital                                                                     40,523,879            40,488,879
  Deficit                                                                        (25,705,795)          (23,849,001)
                                                                                 -----------           -----------
Total shareholders' equity                                                        14,818,084            16,639,878
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $15,725,505           $17,545,968
                                                                                 ===========           ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                Three months ended                         Six months ended
                                                                     June 30,                                  June 30,

                                                            1999                 1998                 1999                 1998
                                                         -----------          -----------          -----------          -----------
Revenues:
  Oil sales                                              $    33,581          $   198,798          $    63,675          $   425,377
  Gas sales                                                    7,784              130,951               28,358              277,349
  Proceeds under carried interest agreements                 100,639               53,909              127,695              109,997
  Interest and other income                                   61,740               58,450              145,098              132,099
                                                         -----------          -----------          -----------          -----------
  Total revenues                                             203,744              442,108              364,826              944,822
                                                         -----------          -----------          -----------          -----------
Costs and expenses:
  General and administrative                                 365,498              395,653              725,095              763,885
  Legal                                                      561,749              552,063            1,119,213            1,056,151
  Lease operating costs                                       37,353              269,910               68,116              582,834
  Depletion, depreciation, and amortization                   82,300              218,900              188,200              401,800
  Foreign exchange loss (gain)                                55,319             (106,429)              92,245              (69,777)
  Provision for future site restoration costs                      -                8,200                    -               15,500
  Rent                                                        14,329               20,771               28,751               41,058
                                                         -----------          -----------          -----------          -----------
  Total costs and expenses                                 1,116,548            1,359,068            2,221,620            2,791,451
                                                         -----------          -----------          -----------          -----------
  Loss before income taxes                                  (912,804)            (916,960)          (1,856,794)          (1,846,629)
  Income taxes                                                     -                    -                    -                    -
                                                         -----------          -----------          -----------          -----------
Net loss                                                    (912,804)            (916,960)          (1,856,794)          (1,846,629)

  Deficit - beginning of period                          (24,792,991)         (22,072,133)         (23,849,001)         (21,142,464)
                                                         ------------         ------------         ------------         ------------
  Deficit - end of period                               $(25,705,795)        $(22,989,093)        $(25,705,795)        $(22,989,093)
                                                        =============        =============        =============        =============

Average number of shares outstanding                      14,235,990           14,234,740           14,236,740           14,234,740
                                                          ==========           ==========           ==========           ==========

Net loss per share (Basic & Diluted)                        $(.06)               $(.06)               $(.13)               $(.13)
                                                            ======               ======               ======               ======

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                         Six months ended
                                                                                             June 30,

                                                                                    1999                   1998
                                                                                -----------            -----------
Cash flows from operating activities:
    Net loss                                                                    $(1,856,794)           $(1,846,629)
    Adjustments to reconcile net loss to net cash used in operating activity:
      Depreciation, depletion and amortization                                      188,200                401,800
      Future site restoration costs                                                       -                 15,500
    Change in current assets and liabilities:
      Accounts and interest receivable                                              (26,715)               483,680
      Other assets                                                                   70,736                  4,967
      Accounts payable                                                               46,862               (258,616)
      Accrued liabilities                                                           (45,532)                  (929)
                                                                                -----------            -----------
  Net cash used in operations                                                    (1,623,243)            (1,200,227)
                                                                                -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                                        (484,186)            (1,428,939)
  Sale (purchase) of marketable securities                                          751,511              3,373,334
                                                                                -----------            -----------
Net cash provided by investing activities                                           267,325              1,944,395
                                                                                -----------            -----------

Cash flows from financing activities:
  Exercise of stock options                                                          35,000                      -
                                                                                -----------            -----------

Increase (decrease) in cash and cash equivalents                                 (1,320,918)               744,168
Cash and cash equivalents at the
  beginning of period                                                             6,208,634              2,129,156
                                                                                -----------            -----------
Cash and cash equivalents at the
  end of period                                                                 $ 4,887,716            $ 2,873,324
                                                                                ===========            ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                                  June 30, 1999
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and six month periods ended June 30, 1999 and 1998 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

         Among these risks and uncertainties are:

         o uncertainties as to the costs, length and outcome of the Kotaneelee litigation;

         o uncertainty as to when or if the Company will receive any revenue from the Kotaneelee gas field.

Liquidity and Capital Resources

         At June 30, 1999, the Company had approximately $4.9 million of cash and securities available. Of this amount, approximately $1.3 million are held in U.S. marketable securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                                  June 30, 1999
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Cash flow used in operations during the six months ended June 30, 1999 increased to $1,623,000 compared to $1,200,000 during the comparable 1998 period. The difference between the periods was caused primarily by the following:

                  Increase in loss from operations            $(239,000)
                  Changes in accounts receivable and other     (445,000)
                  Net change in current liabilities             261,000
                                                              ----------
                  Increase in net cash used in operations     $(423,000)
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

         The operator of the Kotaneelee gas field has reported to the Company that development costs totaling approximately $10,843,000, of which the Company's share is $3,253,000, remain to be recovered at April 30, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco claims that the remaining costs to be recovered at February 28, 1999 were $77,983,000.

     Projections by the operator indicate that the carried interest account may reach payout status prior to the end of 1999. However, there can be no assurances that payout will occur within that timeframe, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses, additional capital expenditures and the impact of the Kotaneelee litigation.

         The Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read for a detailed discussion of the Kotaneelee litigation.

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

Results of Operations

         Three month period ended June 30, 1999 vs. June 30, 1998

         The net loss for the quarter ended June 30, 1999 was $912,804 ($.06 per share) compared to a net loss of $916,960 ($(.06 per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                                 1999                1998             Net Change
                                 ----                ----             ----------
Revenues                     $   203,744         $   442,108          $(238,364)
Costs and expenses            (1,116,548)         (1,359,068)           242,520
                             ------------        ------------         ----------
Net loss                     $  (912,804)        $  (916,960)         $   4,156
                             ============        ============         ==========

         Oil sales decreased 83% in the 1999 period. The Company sold the majority of its oil producing properties effective July 1 and September 1, 1998. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                  Three month period ended June 30,
                   -------------------------------------------------------------
                               1999                           1998
                   -----------------------------  ------------------------------
                          Average price                  Average price
                    bbls     per bbl     Total     bbls     per bbl      Total
Oil sales          2,354     $15.97     $38,000   19,724     $13.13    $259,000
Royalties paid                           (4,000)                        (60,000)
                                        --------                       ---------
Total                                   $34,000                        $199,000
                                        =======                        ========

         Gas sales decreased 94% in the 1999 period. The Company sold the majority of its working interest gas properties effective July 1, 1998. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

                                  Three month period ended June 30,
                   -------------------------------------------------------------
                               1999                           1998
                   -----------------------------  ------------------------------
                         Average price                  Average price
                   mmcf     per mcf      Total    mmcf     per mcf       Total
Gas sales            1       $1.26     $  2,000    57       $2.01      $115,000
Royalty income                           12,000                          31,000
Royalties paid                           (6,000)                        (15,000)
                                       ---------                       ---------
Total                                  $  8,000                        $131,000
                                       ========                        ========

         Proceeds under carried interest agreements increased to $101,000 during 1999 from $54,000 in 1998. During 1998, there were capital expenditures made by the operators of certain of the carried interest properties (other than Kotaneelee), therefore, revenues from these properties, which had been lower in the first quarter of 1999, began to increase in the second quarter of 1999.

         Interest and other income was 6% higher in 1999. Interest income increased 24% from $48,000 in 1998 to $60,000 in the 1999 period due to the increase in funds available for investment during 1999 because of the sale of oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of $2,000 compared to $10,000 in 1998.

         General and administrative costs decreased 8% in 1999 to $365,000 from $396,000 in 1998. The primary reason for the decrease is lower mailing costs to shareholders and lower consulting costs.

         Legal expenses increased 2% during 1999 to $562,000 from $552,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1999, the Company continued the cross-examination of defense witnesses.

         Lease operating costs decreased 86% from $270,000 in 1998 to $37,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 62% in 1999 to $82,000 from $219,000 in 1998. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         A foreign exchange loss of $55,000 was recorded in 1999, compared to a gain of $106,000 in 1998 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6628 at March 31, 1999 compared to U.S. $.6789 at June 30, 1999.

         Income taxes. No provision for income taxes is required for the current period.

         Six month period ended June 30, 1999 vs. June 30, 1998

         The net loss for the six month period ended June 30, 1999 was $1,856,794 ($(.13) per share) compared to a net loss of $1,846,629 ($(.13) per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                                1999                 1998             Net Change
                                ----                 ----             ----------
Revenues                    $   364,826          $   944,822          $(579,996)
Costs and expenses           (2,221,620)          (2,791,451)           569,831
                            ------------         ------------         ----------
Net loss                    $(1,856,794)         $(1,846,629)         $ (10,165)
                            ============         ============         ==========

         Oil sales decreased 85% in 1999. The Company sold the majority of its oil producing properties effective July 1 and September 1, 1998. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                  Six month period ended June 30,
                   -------------------------------------------------------------
                               1999                           1998
                   -----------------------------  ------------------------------
                          Average price                   Average price
                    bbls     per bbl     Total     bbls      per bbl      Total
Oil sales          5,093     $13.44     $68,000   39,419     $13.73     $541,000
Royalties paid                           (4,000)                         116,000
                                        --------                        --------
Total                                   $64,000)                        $425,000
                                        ========                        ========

         Gas sales decreased 90% in 1999. The Company sold the majority of its working interest gas properties effective July 1, 1998. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

                                  Six month period ended June 30,
                   -------------------------------------------------------------
                               1999                           1998
                   -----------------------------  ------------------------------
                         Average price                  Average price
                   mmcf     per mcf      Total    mmcf     per mcf       Total
Gas sales            5       $2.06      $ 9,000    109      $2.19      $239,000
Royalty income                           27,000                          75,000
Royalties paid                           (8,000)                        (37,000)
                                        --------                       ---------
Total                                   $28,000                        $277,000
                                        =======                        ========

         Proceeds under carried interest agreements increased 16% to $128,000 during 1999 compared to $110,000 in 1998. During 1998, there were capital expenditures made by the operators of certain of the carried interest properties (other than Kotaneelee), therefore, revenues from these properties, which had been lower in the first quarter of 1999, began to increase in the second quarter of 1999.

         Interest and other income was 10% higher in 1999. Interest income increased from $111,000 in 1998 to $132,000 in the 1999 period due to the increase in funds available for investment during 1999 because of the sale of oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of 6,000 compared to $21,000 in 1998.

         General and administrative expenses decreased 5% to $725,000 in 1999 from $764,000 in 1998.

     Legal expenses increased 6% during 1999 to $1,119,000 compared to $1,056,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company completed the presentation of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony. During 1999, the Company continued its cross-examination of defense witnesses.

         Lease operating costs decreased 88% from $583,000 in 1998 to $68,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 53% in 1999 to $188,000 from $402,000 in 1998. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         A foreign exchange loss of $92,000 was recorded in 1999, compared with a gain of $70,000 on the Company's U.S. investments in 1998. The value of the Canadian dollar was U.S. $.6789 at June 30, 1999 compared to U.S. $.6535 at December 31, 1998.

         Income taxes. No provision for income taxes is required for the current period.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 1999, the carrying value of such investments was approximately $4,027,000 which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At June 30, 1999, the investments in the United States totaled $1,605,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                           PART II - OTHER INFORMATION

                                  June 30, 1999

Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) On June 16, 1999, the Company held its Annual General Meeting of Shareholders.

                  (b) Mr. Timothy L. Largay was reelected a director of the Company. The vote was as follows:

                           For                         435,431
                           Withheld                     24,265

                  (c) The  firm  of  Ernst & Young  LLP  was  appointed  as  the
                      Company's   independent  auditors   for  the  year  ending
                      December 31, 1999.  The vote was as follows:

                      For                         438,687
                      Against                       6,897
                      Abstain                      14,112

Item 5.  Other Information

          The most current information available about production from the Kotaneelee gas field as reported to the Canadian National Energy Board is as follows:

                                 Monthly Production           Daily Production
                                       (bcf)                       (mmcf)

        April 1999                      2.0                         67.0
        May 1999                        1.9                         62.7

                         CANADA SOUTHERN PETROLEUM LTD.

                           PART II - OTHER INFORMATION

                                  June 30, 1999

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

     On June 29, 1999, the Company filed a Current Report on Form 8-K to report that the Kotaneelee trial was adjourned until September 1999 and to report the amount of the remaining recoverable costs at the Kotaneelee gas field to be recovered at March 31, 1999 as reported by the operator of the field.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CANADA SOUTHERN PETROLEUM LTD.
                                                      Registrant




Date:  August 5, 1999                       By /s/ Kelly B. Johnson
                                               Treasurer and Chief Financial and
                                               Accounting Officer