Form 10-Q
period 1999-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 1999-11-10
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1999
                               -------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,283,740 shares outstanding as of November 3, 1999.

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                 September 30,          December 31,
                                                                                     1999                   1998
                                                                                 -------------          ------------
                                 Assets

Current assets:
  Cash and cash equivalents                                                       $ 4,253,357           $ 6,208,634
  Marketable securities                                                                     -               751,511
  Accounts and interest receivable                                                    349,559               266,116
  Other assets                                                                        348,423               319,697
                                                                                  -----------           -----------
Total current assets                                                                4,951,339             7,545,958
                                                                                  -----------           -----------

Oil and gas properties and equipment
  (full cost method)                                                               10,466,739            10,000,010
                                                                                  -----------           -----------
Total assets                                                                      $15,418,078           $17,545,968
                                                                                  ===========           ===========

                  Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                                $   358,640           $   375,554
  Accrued liabilities                                                                 177,043               294,491
                                                                                  -----------           -----------
Total current liabilities                                                             535,683               670,045
                                                                                  -----------           -----------

Future site restoration costs                                                         200,864               236,045
                                                                                  -----------           -----------

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,283,740 (1999), 14,234,740 (1998)                                14,283,740            14,234,740
  Contributed surplus                                                              26,491,583            26,254,139
                                                                                  -----------           -----------
Total capital                                                                      40,775,323            40,488,879
  Deficit                                                                         (26,093,792)          (23,849,001)
                                                                                  -----------           -----------
Total shareholders' equity                                                         14,681,531            16,639,878
                                                                                  -----------           -----------
Total liabilities and shareholders' equity                                        $15,418,078           $17,545,968
                                                                                  ===========           ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                Three months ended                         Nine months ended
                                                                   September 30,                             September 30,

                                                            1999                 1998                 1998                 1998
                                                        ------------         ------------         ------------         ------------
Revenues:
  Oil sales                                             $     39,461         $    298,819         $    103,136         $    724,196
  Gas sales                                                    1,981              452,472               30,339              729,821
  Proceeds under carried interest agreements                 178,471               95,891              306,166              205,888
  Interest and other income                                   54,123               36,076              199,221              168,175
                                                        ------------         ------------         ------------         ------------
  Total revenues                                             274,036              883,258              638,862            1,828,080
                                                        ------------         ------------         ------------         ------------
Costs and expenses:
  General and administrative                                 204,178              240,557              929,273            1,004,442
  Legal                                                      354,039              602,997            1,473,252            1,659,148
  Lease operating costs                                       50,024              359,878              118,140              942,712
  Depletion, depreciation, and amortization                   91,500              300,900              279,700              702,700
  Foreign exchange loss (gain)                               (50,511)            (116,918)              41,734             (186,695)
  Provision for future site restoration costs                      -               11,000                    -               26,500
  Rent                                                        12,803               19,177               41,554               60,235
                                                        ------------         ------------         ------------         ------------
  Total costs and expenses                                   662,033            1,417,591            2,883,653            4,209,042
                                                        ------------         ------------         ------------         ------------
  Loss before income taxes                                  (387,997)            (534,333)          (2,244,791)          (2,380,962)
  Income taxes                                                     -                    -                    -                    -
                                                        ------------         ------------         ------------         ------------
Net loss                                                    (387,997)            (534,333)          (2,244,791)          (2,380,962)

  Deficit - beginning of period                          (25,705,795)         (22,989,093)         (23,849,001)         (21,142,464)
                                                        ------------         ------------         ------------         ------------
  Deficit - end of period                               $(26,093,792)        $(23,523,426)        $(26,093,792)        $(23,523,426)
                                                        =============        =============        =============        =============

Average number of shares outstanding                      14,255,490           14,234,740           14,243,040           14,234,740
                                                          ==========           ==========           ==========           ==========

Net loss per share (basic & diluted)                        $(.03)               $(.04)               $(.16)               $(.17)
                                                            ======               ======               ======               ======

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                      Nine months ended
                                                                                         September 30,
                                                                                  1999                   1998
                                                                              -----------            -----------
Cash flows from operating activities:
    Net loss                                                                  $(2,244,791)           $(2,380,962)
    Adjustments to reconcile net loss
    to net cash used in operating activity:
      Depreciation, depletion and amortization                                    279,700                702,700
      Future site restoration costs                                               (35,181)                24,812
    Change in current assets and liabilities:
      Accounts and interest receivable                                            (83,443)               438,423
      Other assets                                                                (28,726)              (116,969)
      Accounts payable                                                            (16,915)              (183,259)
      Accrued liabilities                                                        (117,448)               102,724
                                                                              -----------            -----------
  Net cash used in operations                                                  (2,246,804)            (1,412,531)
                                                                              -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties (net)                                      (746,428)            (1,866,888)
  Sale (purchase) of marketable securities                                        751,511              3,373,334
                                                                              -----------            -----------
Net cash provided by investing activities                                           5,083              1,506,446
                                                                              -----------            -----------

Cash flows from financing activities:
  Exercise of stock options                                                       286,444                      -
                                                                              -----------            -----------
  Net cash from financing activities                                              286,444                      -
                                                                              -----------            -----------

Increase (decrease) in cash and cash equivalents                               (1,955,277)                93,915
Cash and cash equivalents at the
  beginning of period                                                           6,208,634              2,129,156
                                                                              -----------            -----------
Cash and cash equivalents at the
  end of period                                                               $ 4,253,357            $ 2,223,071
                                                                              ===========            ===========

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

                               September 30, 1999
                         (Expressed in Canadian Dollars)

Item 1.  Financial Statements - Notes

         The information for the three and nine month periods ended September 30, 1999 and 1998 is unaudited but includes all adjustments which the Company considers necessary for a fair statement of the results for those periods. All adjustments are of a normal recurring nature.

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

Liquidity and Capital Resources

         At September 30, 1999, the Company had approximately $4.3 million of cash and securities available. Of this amount, approximately $1.2 million are held in U.S. marketable securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

                         PART I - FINANCIAL INFORMATION

                         CANADA SOUTHERN PETROLEUM LTD.

                               September 30, 1999
                         (Expressed in Canadian Dollars)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Cash flow used in operations during the six months ended September 30, 1999 increased to $2,247,000 compared to $1,413,000 during the comparable 1998 period. The difference between the periods was caused primarily by the following:

                  Increase in loss from operations            $(347,000)
                  Changes in accounts receivable and other     (433,000)
                  Net change in current liabilities             (54,000)
                                                              ----------
                  Increase in net cash used in operations     $(834,000)
                                                              ==========

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. Certain properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached payout status. Proceeds from these carried interests plus oil and gas sales from working interest properties and interest income are the Company's major sources of working capital.

         Anderson Oil & Gas, Inc. ("Anderson"), the operator of the Kotaneelee gas field, has reported to the Company that development costs totaling approximately $6,921,000, of which the Company's share is $2,076,000, remain to be recovered at July 31, 1999. The amount of remaining recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada Oil and Gas) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco claims that the remaining costs to be recovered at March 31, 1999 were $77,445,000.

         Anderson has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court. Anderson has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. The Company believes that such action by Anderson would be unlawful and intends to vigorously challenge Anderson's position in Court.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Previous projections by the operator indicated that the carried interest account might reach payout status prior to the end of 1999. However, there can be no assurances that payout status will be reached within that timeframe, inasmuch as there are uncertainties as to production levels, gas pricing, field operating expenses and additional capital expenditures. The timing of actual payout will be materially impacted by the outcome of the Kotaneelee litigation on this issue.

         The Company's Annual Report on Form 10-K for the year ended December 31, 1998 should be read for a detailed discussion of the Kotaneelee litigation.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 1999 will be approximately $1,000,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. The expense of the Kotaneelee Litigation has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended September 30, 1999 vs. September 30, 1998

         The net loss for the quarter ended September 30, 1999 was $388,000 ($.03 per share) compared to a net loss of $534,000 ($(.04 per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                             1999                 1998               Net Change
                             ----                 ----               ----------
Revenues                  $ 274,036           $   883,258            $(609,222)
Costs and expenses         (662,033)           (1,417,591)             755,558
                          ----------          ------------           ---------
Net loss                  $(387,997)          $  (534,333)           $ 146,336
                          ==========          ============           =========

         Oil sales decreased 87% in the 1999 period to $39,000 from $299,000 in the 1998 period. The Company sold the majority of its oil producing properties effective July 1 and September 1, 1998. Oil unit sales in barrels ("bbls") were 2,301 bbls in the 1999 period compared to 21,304 bbls in the 1998 period.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Gas sales decreased 99% in the 1999 period to $2,000 from $452,000 in the 1998 period. The Company sold the majority of its working interest gas properties effective July 1, 1998. The volumes in million cubic feet ("mmcf") were 9 mmcf in the 1999 period compared to 224 mmcf in the 1998 period.

         Proceeds under carried interest agreements increased 86% to $178,000 during 1999 from $96,000 in 1998. During 1998, there were capital expenditures made by the operators of certain of the carried interest properties (other than Kotaneelee); therefore, revenues from these properties, which had been lower in the first quarter of 1999, began to increase in the second quarter of 1999.

         Interest and other income was 50% higher in 1999. Interest income increased 66% from $31,000 in 1998 to $52,000 in the 1999 period due to the increase in funds available for investment during 1999 because of the sale of oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of $2,000 compared to $5,000 in 1998.

         General and administrative costs decreased 15% in 1999 to $204,000 from $241,000 in 1998. The primary reason for the decrease is lower consulting costs and business taxes.

         Legal expenses decreased 41% during 1999 to $354,000 from $603,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1999, the Company continued the cross-examination of defense witnesses, whereas, during the 1998 period, the Company had been in the process of completing the presentation of its evidence.

         Lease operating costs decreased 86% from $360,000 in 1998 to $50,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 70% in 1999 to $92,000 from $301,000 in 1998. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         A foreign exchange gain of $51,000 was recorded in 1999, compared to a gain of $117,000 in 1998 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6789 at June 30, 1999 compared to U.S. $.6812 at September 30, 1999.

         Income taxes. No provision for income taxes is required for the current period.

         Nine month period ended September 30, 1999 vs. September 30, 1998

         The net loss for the nine month period ended September 30, 1999 was $2,245,000 ($.16 per share) compared to a net loss of $2,381,000 ($.17 per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                              1999                1998             Net Change
                              ----                ----             ----------
Revenues                  $   638,862         $ 1,828,080          $(1,189,218)
Costs and expenses         (2,883,653)         (4,209,042)           1,325,389
                          ------------        ------------         -----------
Net loss                  $(2,244,791)        $(2,380,962)         $   136,171
                          ============        ============         ===========

         Oil sales decreased 86% in 1999 to $103,000 compared to $724,000 in 1998. The Company sold the majority of its oil producing properties effective July 1 and September 1, 1998. Oil unit sales in barrels ("bbls") were 7,327 bbls in 1999 compared to 60,723 bbls in 1998.

         Gas sales decreased 96% in 1999 to $30,000 compared to $730,000 in 1998. The Company sold the majority of its working interest gas properties effective July 1, 1998. The volumes in million cubic feet ("mmcf") were 14 mmcf in 1999 compared to 332 mmcf in 1998.

         Proceeds under carried interest agreements increased 49% to $306,000 during 1999 compared to $206,000 in 1998. During 1998, there were capital expenditures made by the operators of certain of the carried interest properties (other than Kotaneelee); therefore, revenues from these properties, which had been lower in the first quarter of 1999, began to increase in the second quarter of 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

         Interest and other income was 18% higher in 1999. Interest income increased 29% from $142,000 in 1998 to $183,000 in the 1999 period due to the increase in funds available for investment during 1999 because of the sale of oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of $8,000 compared to $26,000 in 1998.

         General and administrative expenses decreased 7% to $929,000 in 1999 from $1,004,000 in 1998.

         Legal expenses decreased 11% during 1999 to $1,473,000 compared to $1,659,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company completed the presentation of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified or were being prepared for testimony. During 1999, the Company continued its cross-examination of defense witnesses.

         Lease operating costs decreased 87% from $943,000 in 1998 to $118,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 60% in 1999 to $280,000 from $703,000 in 1998. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         A foreign exchange loss of $42,000 was recorded in 1999, compared with a gain of $187,000 on the Company's U.S. investments in 1998. The value of the Canadian dollar was U.S. $.6812 at September 30, 1999 compared to U.S. $.6535 at December 31, 1998.

         Income taxes. No provision for income taxes is required for the current period.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 1999, the carrying value of such investments was approximately $3,554,000 which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At September 30, 1999, the investments in the United States totaled $1,446,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                           PART II - OTHER INFORMATION

                               September 30, 1999

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  On September 22, 1999, the Company filed a Current Report on Form 8-K to report the amount of the remaining recoverable costs at the Kotaneelee gas field to be recovered at May 31, 1999 as reported by the operator of the field.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CANADA SOUTHERN PETROLEUM LTD.
                                                       Registrant




Date:  November 10, 1999                    By /s/ Kelly B. Johnson
                                               Treasurer and Chief Financial and
                                               Accounting Officer