Form 10-K405
period 1999-12-31
CANADA SOUTHERN PETROLEUM LTD
filed 2000-03-30
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           December 31, 1999
                                   -------------------------------------

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
      Calgary, Alberta  CANADA                                T2G 0P6
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (403) 269-7741

Securities registered pursuant to Section 12(b) of the Act:


    Title of each class          Name of each exchange on which registered

   Limited Voting Shares,                 Boston Stock Exchange
   $1 (Canadian) per share                Pacific Exchange, Inc.
                                          Toronto Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

   Limited Voting Shares,                   NASDAQ SmallCap Market
   $1 (Canadian) per share
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K(s.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. $112,272,000 at March 17, 2000.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Limited Voting Shares, par value $1.00 (Canadian) per share, 14,284,970 shares outstanding as of March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 1999, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business                                                             4

Item 2.  Properties                                                          13

Item 3.  Legal Proceedings                                                   20

Item 4.  Submission of Matters to a Vote of Security Holders                 24

                                     PART II

Item 5.  Market for the Company's Limited Voting Shares and Related
         Stockholder Matters                                                 25

Item 6.  Selected Financial Data                                             27

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          35

Item 8.  Financial Statements and Supplementary Data                         36

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                 58

                                    PART III

Item 10. Directors and Executive Officers of the Company                     58

Item 11. Executive Compensation                                              58

Item 12. Security Ownership of Certain Beneficial Owners and Management      58

Item 13. Certain Relationships and Related Transactions                      58

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     59


----------------------------
Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency. The exchange rate at March 17, 2000 was $1.00 Canadian = U.S. $.68.

                                     PART I

Item 1.  Business

         The nature of Canada Southern Petroleum Ltd.'s (the "Company" or "Canada Southern") business is described at Item 1(c) herein, and a description of its principal crude oil and gas properties in Canada appears in Item 2 herein. For additional information regarding the development of the Company's business, see "Properties" and "Supplemental Information on Oil and Gas Activities".

         (a)  General Development of Business

Yukon Territory - The Kotaneelee Field

         The Company's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada. The permit consists of 31,888 gross acres (9,566 net acres) which is partially developed by two natural gas wells that had combined gross productive capability at December 31, 1999 of 65 million cubic feet per day (19.2 million cubic feet per day net). Gross natural gas sales were approximately 45 million cubic feet per day (net 13.5 million cubic feet per day) at December 31,1999 as a result of shrinkage and fuel gas requirements. Anderson Exploration Ltd. (the "Operator") operates the Kotaneelee field. See
Item 3 - "Legal Proceedings" for a discussion of the Kotaneelee Litigation concerning this asset.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in billion cubic feet ("bcf") from the Kotaneelee gas field since 1991 has been as follows:

             Calendar Year                        Production (bcf)
             -------------                        ----------------
                 1991                                   8.1
                 1992                                  18.0
                 1993                                  17.5
                 1994                                  16.7
                 1995                                  15.7
                 1996                                  15.2
                 1997                                  14.4
                 1998                                  16.0
                 1999                                  22.3
                                                       ----
                 Total                                143.9
                                                      =====

         A carried interest owner such as the Company is entitled to receive its share of field revenues after the working interest parties recover their operating and capital costs. The Operator reported that as of November 30, 1999 development costs totaling $96.7 million had been incurred and repaid. As of December 31, 1999, the Operator also reported that the Company's share of net revenues due to the Company totaled $412,374. The amount of recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco Canada claims that the remaining costs to be recovered at July 31, 1999 were either $72,369,000 or $33,911,000 depending on inclusion of interest. At this time, it is not possible to determine whether Amoco Canada will be successful in its claim that gas processing fees should be charged to the carried interest account.

         Although, according to the Operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the Operator has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The Operator has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. During March 2000, the Operator deposited $136,728 in the escrow account which represents the Operator's share of December 1999 gas sales less January and February 2000 operating and capital expenditures. A motion was filed in December 1999 by the plaintiffs in Canada to direct all of the defendants to make timely payments of all current and future amounts due from the Company's share of field revenues. The Company expects that the Court will hear the motion in April 2000.

British Columbia Properties

         The Company's major source of income has been from the sale of crude oil and natural gas from its properties located in northeast British Columbia where the Company has working and carried interests.

         In addition to its producing properties, the Company has various petroleum and natural gas leases in northeast British Columbia. As a result of the geological and geophysical work performed on these leases, various drilling prospects were identified. Certain of these prospects were farmed-out to other operators and five wells were drilled in 1999 of which three wells were successful. There are also other prospects which have not been drilled. The cumulative dry hole costs to drill these prospects is estimated to be approximately $1.75 million. The Company continues to evaluate and attempt to acquire additional petroleum and natural gas leases in British Columbia. Presently, the Company has interests in 49,013 gross developed acres (7,977 net acres) and 28,820 gross undeveloped acres (15,091 net acres).

Arctic Islands

         As of December 31, 1999, the Company held working interests in 45,100 gross acres (1,817 net acres) and carried interests in 133,260 gross acres (37,257 net acres) in the Sverdrup Basin, located in the Arctic Islands. The Hecla, Whitefish, Drake Point, Roche Point, Kristoffer, Romulus and Bent Horn fields have been designated significant discovery lands ("SDL" ) by the Canadian Federal Government. The Company's interests in the SDL's have been retained pending development.

         Panarctic Oils Ltd. ("Panarctic"), the operator, received Federal government regulatory approvals for a pilot project to move shipments of crude oil from the Bent Horn field by tanker through the Northwest Passage to southern Canada in 1985. Through December 31, 1996, approximately 2.7 million barrels of Bent Horn crude had been sold. In 1996, the operator shut down production from the field and dismantled the production facilities because of economic uncertainties. The Company has a 5% carried interest in the area which has not yet reached pay out status. The timing of any pay out is uncertain.

Northwest Territories Properties

         The Company has a 45% carried interest in the Northwest Territories in the Celibeta field, designated as SDL by the Federal Government (1,594 gross acres and 717 net acres). The gas field is presently shut-in.

         Because of the recent activity in the Northwest Territories, the Company is reviewing its holdings in the area to take advantage of any potential opportunities.

Alberta

           During 1999, the Company's primary Alberta asset and revenue producing property was its heavy crude oil production and related facilities at Kitscoty. Due to the requirement of significant additional investment, the prospect of low prices for heavy oil and a shift in its business strategy, the Company sold its 10 % working interest to the operator for $336,000 effective October 1, 1999. The transaction was completed during February 2000 and the proceeds of sale will be credited to oil and gas properties in fiscal 2000.

         The Company continues to invest in petroleum and natural gas leases in Alberta and has a current land inventory of 21,637 gross acres (7,354 net acres). Its interests range from 10% to 100% in these leases. The Company is presently performing geological and geophysical work on these leases to determine the prospects for commercial petroleum and natural gas production. As prospects are identified, the Company may participate in drilling or,
alternatively,   farm  out  the  prospects  to  other   operators  for  drilling
commitments.

Saskatchewan

         The  Company  has  a  3.75%  working   interest  in  five  sections  in
Saskatchewan. During 1999, there was no activity on these properties and the lands remain undeveloped.

United States

         Texas

         In 1999, the Company participated in the drilling and completion of two wells in Stephens County, Texas at a cost of $382,000. This resulted in one dry hole and one nominal crude oil/natural gas producer. The Company will attempt to farm out its remaining undrilled acreage and expects to make minimal additional investment during the year 2000.

         California

         During 1999, the Company sold its investment in its heavy crude oil recovery project in California because of dissatisfaction with the progress of the program to develop the field reserves. The consideration received for its 30% interest was the purchaser's common stock (presently unmarketable) and a promissory note which together approximated the carrying costs ($196,000) of the property prior to the costs being written down in 1998 to a nominal value of $1.

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

                  The  Company  was   incorporated  in  1954  under  the  Canada
Corporations Act. In 1979, it became subject to the Canadian Business Corporations Act, and in 1980, was continued under the Nova Scotia Companies Act.

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

         Most of this acreage is covered by carried interest agreements, which provide that revenues are not payable to the Company until expenditures by the carrying partners have been recouped from production, and that operating decisions are made by the carrying partners. Generally, the Company may, at any time, as to each block or economic unit, elect to convert from a carried interest position to a working interest position by paying its share of the unrecouped expenditures for the unit (i.e., expenditures not recouped from production revenues). At December 31, 1999, the Company's share of unrecouped expenditures was as follows:

         British Columbia:
           Ex-permit 149                           $4,019,000
           Ex-permit 102 (Siphon)                     980,000(At May 31, 1999)

         Yukon and Northwest Territories:
            Ex-permit 2713 (Celibeta)                 321,000


                   (i)      Principal Products

                            The  majority of the Company's oil and gas interests
are carried interests. The Company also participates in the production and sale of crude oil and natural gas derived from its working interests.

                   (ii)     Status of Product or Segment

                            At present, some of the properties in which the
Company has interests are undeveloped and/or nonproducing.

                   (iii)    Raw Materials

                            Not applicable.

                   (iv)     Patents, Licenses, Franchises and Concessions Held

                            Permits and concessions are important to the
Company's operations, since they allow the search for and extraction of any crude oil and natural gas discovered on the areas covered. See the schedule of properties under Item 2 - "Properties"

                   (v)      Seasonality of Business

                            The  Company's  business is not  seasonal, except
that sales of natural gas peak during the winter heating season. Exploration and development activities are restricted in certain areas on a seasonal basis because extreme weather conditions affect transportation and the ability to pursue these activities.

                   (vi)     Working Capital Items

                            Not applicable.

                   (vii)    Customers

                            Most of the natural gas produced from Company
carried interest properties is being sold by the operators, Anderson Exploration Ltd. and Petro-Canada Oil and Gas, to various gas marketers. The production from the Kotaneelee gas field is being sold by the working interest partners who have not disclosed the purchasers.

                   (viii)   Backlog

                            Not applicable.

                   (ix) Renegotiation of Profits or Termination of Contracts or Subcontracts at the Election of the Government

                            Not applicable.

                   (x)      Competitive Conditions in the Business

                            The exploration for and production of crude oil and
gas are highly competitive operations, both internally within the oil and gas industry and externally with producers of other types of energy. The ability to exploit a discovery of crude oil or gas is dependent upon considerations such as the ability to finance development costs, the availability of equipment, and the ability to overcome engineering and construction delays and difficulties. The Company must compete with companies which have substantially greater resources available to them. Because the majority of Company interests are in remote areas, operation of its properties is more difficult and costly than those in more accessible areas.

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


                   (xi)     Research and Development

                            Not applicable.

                   (xii)    Environmental Regulation
                            See  Government ReguIation of the Canadian Oil and
Gas Industry - Environmental Regulation.

                   (xiii)   Number of Persons Employed by Company


                            The Company currently has three full time employees,
all of whom are located in Canada. The Company also relies to a great extent on consultants (approximately 10)for technical, legal, accounting and administrative services. The Company uses consultants because it is more cost effective than employing a larger full time staff.

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

Land Tenure

         Crude oil and natural gas located in the western provinces is owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce crude oil and natural gas pursuant to leases, licenses and permits for varying terms from two years and on terms and conditions set forth in provincial legislation including requirements to perform specific work or make payments. Crude oil and natural gas located in such provinces can also be privately owned and rights to explore for and produce such crude oil and natural gas are granted by lease on such terms and conditions as may be negotiated. The term of both Crown and freehold leases will generally continue as long as crude oil or natural gas is produced from the property.

         Crude oil and natural gas rights on federal lands outside of the provinces is generally regulated by the Government of Canada unless authority has been delegated by agreement to the territorial government or the government of the province adjacent to the federal offshore area. In May 1993, the Canada Yukon Oil and Gas Accord was signed which allowed for the transfer to the Yukon of authority to administer and control crude oil and natural gas resources within that territory and for the establishment of an Oil and Gas Management Regime. The transfer has been completed and the lands are now administered by the Yukon Government.

Production and Production Facilities

         The Governments of Canada, Alberta, British Columbia and Saskatchewan have enacted statutory provisions regulating the production of crude oil and natural gas. These regulations may restrict the maximum allowable production from a well based on reservoir engineering and/or conservation practices. The construction and operation of facilities to recover and process crude oil and natural gas are also subject to regulation.

Pricing and Marketing - Crude oil

         In Canada, producers of crude oil negotiate sales contracts directly with crude oil purchasers, with the result that the market determines the price of crude oil. Certain purchasers periodically advertise for volumes of crude oil they are prepared to purchase and the price being offered for such volumes. The price depends in part on crude oil quality, prices of competing fuels, distance to market and the value of refined products.

Pricing and Marketing - Natural Gas

         In Canada, the price of natural gas is determined by negotiation between buyers and sellers, with the result that the market determines the price of natural gas. Natural gas exported from Canada is subject to regulation by the National Energy Board ("NEB") and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the Government of Canada. As is the case with crude oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Governor in Council approval.

         The Governments of Alberta, British Columbia and Saskatchewan also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

Royalties and Incentives

         The royalty regime is a significant factor in the profitability of crude oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee, although production from such lands may also be subject to provincial taxes and regulations. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production, and the rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the product produced. The value of the gross production for royalty purposes may be based on a deemed value for the product rather than the actual value received by the interest holder.

         From time to time the Governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging natural gas and crude oil exploration or enhanced recovery projects. Incentives are intended to enhance the existing cash flow of the crude oil and natural gas industry and to improve the economics of finding and developing new and more costly crude oil and natural gas reserves. Crude oil royalty holidays for specific wells and royalty reductions reduce the amount of Crown royalties paid by the interest holder to the respective government. Tax credit programs provide a rebate on Crown royalties paid.

Environmental Regulation

         The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain crude oil and natural gas industry operations. An environmental assessment and review may be required prior to initiating exploration or development projects or undertaking significant changes to existing projects. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of the appropriate authorities. A breach of such legislation may result in the imposition of fines or penalties. Federal environmental regulations also apply to the use and transport of certain restricted and prohibited substances. The Company is committed to meeting its responsibilities to protect the environment wherever it operates and believes that it is in material compliance with applicable environmental laws and regulations. The Company has not been required to spend significant sums to comply with clean up laws and regulations. Compliance by the Company with governmental provisions regulating the discharge of materials to the environment or otherwise relating to the protection of the environment are not expected to have a material effect on the capital expenditures, earnings or competitive position of the Company.

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

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                        Map showing the Kotaneelee Field

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                         Map of the Arctic Island Fields
                       showing the Company interest lands

(2)      Reserves Reported to Other Agencies

         Not applicable.

(3)      Production

         Average sales price per unit and average production cost for oil and gas produced during the periods are shown below. Production costs are allocated based on the weighted average of oil and gas sales. In 1999, oil production was primarily heavy crude oil with high lifting costs. In prior years, oil production consisted of a mix of light and heavy crude oil.


                   Average Sales Price          Average Production Costs
         Year    Oil (per bbl) Gas (per mcf)     Oil (per bbl) Gas (per mcf)
                   ($)            ($)               ($)           ($)
         1999      17.38          1.83              12.82         1.45
         1998      14.84          2.17               8.41         1.41
         1997      22.50          2.31               8.70         1.30

(4)      Productive Wells and Acreage

         Productive wells and acreage on working and carried interest properties as of December 31, 1999 are as follows:

            Gross Wells                        Net Wells
       Oil               Gas             Oil              Gas
        36                72             3.536           12.264

                                             Gross and Net Developed Acres
                                          Gross Acres            Net Acres

           Alberta                            5,420                   669
           British Columbia                  49,013                 7,977
           Yukon Territory                    3,350                 1,005
           Arctic Islands                     3,060                   153
           Texas, USA                            40                    16
                                          ---------               -------
                                             60,883                 9,820
                                             ======                 =====

(5)      Undeveloped Acreage

         Total developed and undeveloped acreage in which the Company has interests is summarized by geographic area in the table below:

                              Gross and Net Petroleum Acreage as of December 31, 1999
                                                    Developed Acres                    Undeveloped Acres
                                                 Gross          Net                   Gross          Net
                                                 Acres         Acres         %        Acres         Acres        %
Canada:
  British Columbia:
    Carried Interests                            30,130         6,410      21.3         5,708          1213     21.3
    Working Interests                             5,622           910      16.2        18,473        13,804     74.7
    Overriding royalty interest                  13,261           657       5.0         4,639            74      1.6
                                                 ------        ------                 -------     ---------
  Total British Columbia                         49,013         7,977                  28,820        15,091
                                                 ------         -----                  ------       -------

  Saskatchewan:
    Working Interests                                                                   3,200           120      3.8
                                                                                      -------      --------

  Alberta:
    Working Interests                             3,511           645      18.4        21,477         7,349     34.2
    Overriding Royalty Interest                   1,909            24       1.3           160             5      3.1
                                                -------       -------                --------    ----------
  Total Alberta                                   5,420           669                  21,637         7,354
                                                -------        ------                  ------       -------

  Yukon & Northwest Territories:
    Carried Interests                             3,350         1,005      30.0        31,726         9,757     30.8

  Arctic Islands:
    Carried Interests                             3,060           153       5.0       130,200        37,104     28.5
    Working Interests                                  -            -                  45,100         1,817      4.0
                                             -----------    ---------                --------       -------
  Total Arctic Islands                            3,060           153                 175,300        38,921
                                                -------        ------                 -------        ------

  Total Canada                                   60,843         9,804                 260,683        71,243

Texas, USA                                           40            16      40.0           460           245     53.3
                                                -------       -------               ---------      --------

               TOTAL                             60,883         9,820                 261,143        71,488
                                                 ======         =====                 =======        ======

(6)      Drilling activity

         Productive and dry net wells drilled during the following periods:

                                  Gross                     Net
                    Year   Productive    Dry     Productive       Dry
                    1999       4          2        1.127          .798
                    1998       9          2        1.440          .200
                    1997      25          2        3.606          .250

(7)      Present Activities

         There were no wells drilling at December 31, 1999.

(8)      Delivery Commitments

         None.

Item 3.  Legal Proceedings

         The Company, which has a 30% interest in the Kotaneelee gas field, believes that the working interest owners in the field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. In October 1989 and in March 1990, the Company filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company (collectively the "Amoco Dome Group"), Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resource of Canada Ltd. ("Esso") (collectively the "Defendants"). In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator (the "Operator") of the field and is a direct defendant in the Canadian lawsuit. Columbia's previous parent, The Columbia Gas System, Inc., which was reorganized in a bankruptcy proceeding in the United States, is contractually liable to Anderson in the legal proceedings currently at trial.

         The Company claims that the Defendants breached a contract obligation and/or a fiduciary duty owed to the Company to market gas from the Kotaneelee gas field when it was possible to so do. The Company asserts that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Company presented evidence at trial that the money damages sustained by the Company were approximately $100 million.

         In addition, the Company has claimed that the Company's carried interest account should be reduced because of improper charges to the carried interest account by the Defendants. The Company claims that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, the Company claims that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Company claims, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before pay out begins to the carried interest account owners.

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid out in approximately two years and the Company would have begun to receive revenues from the field in 1986. The Operator has reported that as of November 30, 1999 development costs totaling $96.7 million had been incurred and repaid. As of December 31, 1999, based on the Operator's report, the Company's share of net revenues due to the Company by all the defendants totaled $412,374.

         The amount of recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco Canada claims that the remaining costs to be recovered at July 31, 1999 were either $72,369,000 or $33,911,000 depending on inclusion of interest. At this time, it is not possible to determine whether Amoco Canada will be successful in its claim that gas processing fees should be charged to the carried interest account.

         Although, according to the Operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the Operator has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The Operator has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. During March 2000, the Operator deposited $136,728 in the escrow account which represents the Operator's share of December 1999 gas sales less January and February 2000 operating and capital expenditures. A motion was filed in December 1999 by the plaintiffs in Canada to direct all of the defendants to make timely payments of all current and future amounts due from the Company's share of field revenues. The Company expects that the Court will hear the motion in April 2000.

         Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all unrecovered sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and the Plaintiffs completed the presentation of their case against the Defendants during September, 1998. The Defendants completed their case during February 2000. The Company estimates that its rebuttal evidence will be completed during March 2000. Both parties to the suit will then have several months to file their written closing arguments with the Court, which probably will hear closing oral arguments in the fall of 2000.

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

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, the Company is unable to determine whether, in the event that it does not prevail on its claims in the litigation, costs will be assessed against it or in what amounts. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. A cost award against the Company could be of sufficient magnitude to necessitate a sale of Company assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

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

M. Anthony Ashton      64       President     Since 1997              Director

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

                                     PART II

Item 5.  Market for the Company's Limited Voting Shares and Related
                  Stockholder Matters

         (a)      Principal Markets

         The Company's Limited Voting Shares, par value $1.00 per share, are traded on The Toronto, Pacific and Boston Stock Exchanges [Symbol: CSW], and in the NASDAQ SmallCap Market [Symbol: CSPLF].

         The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

1998       1st quarter        2nd quarter       3rd quarter         4th quarter
----       -----------        -----------       -----------         -----------
High         11.75               10.50              9.00                10.00
Low           9.00                8.00              5.50                 6.25


1999       1st quarter         2nd quarter       3rd quarter        4th quarter
----       -----------         -----------       -----------        -----------
High         11.00               11.00             16.00                12.35
Low           6.00                7.50             10.75                 8.00

         The quarterly high and low closing prices (in United States dollars) on the NASDAQ SmallCap Market during the calendar periods indicated were as follows:

1998       1st quarter         2nd quarter       3rd quarter        4th quarter
----       -----------         -----------       -----------        -----------
High         8.50                 7.88              6.63                 6.75
Low          6.25                 5.63              3.31                 3.94


1999       1st quarter         2nd quarter       3rd quarter        4th quarter
----       -----------         -----------       -----------        -----------
High         7.63                 7.50             11.50                 8.50
Low          4.50                 5.38              6.50                 5.09

         (b)      Approximate Number of Holders of Limited Voting
                  Shares at March 17 , 2000

                                                            Approximate
         Title of Class                               Number of Record Holders

      Limited Voting Shares, par value                        4,500
      $1.00 per share.

         (c)      Dividends

         The Company has never paid a dividend on its Limited Voting Shares. Any future dividends will be dependent on the Company's earnings, financial condition, and business prospects. The Company is legally restricted from paying any dividend or making any other payment to shareholders (except by way of return of capital) on the Limited Voting Shares until its deficit($25,542,920) at December 31, 1999) is eliminated.

         Current Canadian law does not restrict the remittance of dividends to persons not resident of Canada. Under current Canadian tax law and the United States-Canada tax treaty, any dividends paid to U.S. shareholders are currently subject to a 15% Canadian withholding tax.

         (d)      Recent Sales of Unregistered Securities

                  None.

Item 6.           Selected Financial Data

         The following selected consolidated financial information (in thousands except per share and exchange rate data) of the Company insofar as it relates to each of the fiscal periods shown has been extracted from the Company's consolidated financial statements. Financial data for the years prior to 1999 have been restated to reflect a change from the deferral method of tax allocation accounting to the liability method of accounting for income taxes. (See Note 1 of Notes to the Consolidated Financial Statements)

                                                                           Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                              1999               1998               1997                1996               1995
                                              ----               ----               ----                ----               ----
                                              ($)                 ($)                ($)                ($)                 ($)
                                                              (Restated)         (Restated)          (Restated)         (Restated)

Operating revenues                               777               1,810              2,120              1,755               1,657
                                            ========             =======            =======            =======             =======

Total revenues                                 1,030               3,409              2,515              2,228               1,793
                                             =======             =======            =======            =======             =======

Net loss                                      (3,001)             (2,328)            (1,588)            (1,236)             (1,001)
                                             ========            ========           ========           ========            ========

Net loss per share                              (.21)              (.16)              (.11)              (.09)               (.08)
                                                =====          =========          =========          =========           =========

Working capital                                3,629               6,876              5,573              8,403               1,510
                                             =======             =======            =======            =======             =======

Total assets                                  17,216              19,740             22,772             22,021              13,801
                                              ======              ======             ======             ======             =======

Shareholders' Equity:
     Capital stock                            40,787              40,489             40,489             38,888              29,635
     Deficit                                 (25,542)            (22,540)           (18,625)           (17,037)            (15,801)
                                             --------            --------           --------           --------            --------
                                              15,245              17,949             21,864             21,851              13,834
                                             =======             =======            =======            =======             =======
Average number of
  shares outstanding                          14,253              14,235             14,084             13,362              12,622
                                             =======             =======            =======            =======             =======

Exchange rates:
     Year-end                                .6924               .6535              .6992              .7297               .7329
                                             =====               =====              =====              =====               =====

     Average for the period                  .6733               .6749              .7224              .7335               .7289
                                             =====               =====              =====              =====               =====

     Range                                  .67-.68             .63-.67            .69-.75            .72-.75             .70-.75
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

         o uncertainty as to when or if the Company will receive its share of revenue from the Kotaneelee gas field.

(1)      Liquidity and Capital Resources

     At December 31, 1999, the Company had approximately $3.6 million of cash and marketable securities. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. The Company estimates that it currently has adequate working capital for the year 2000. However, it might be required to raise additional funds through the sale of properties or other means in order to complete the Kotaneelee Litigation.

         Cash flow used in operations during 1999 increased to $2,730,000 compared to $2,351,000 during the 1998 period. The $379,000 difference between the periods was caused primarily by the following:


                  Increase in loss from operations            $   (125,000)
                  Increase in accounts receivable and other       (965,000)
                  Net change in current liabilities                711,000
                                                                -------------
                  Increase in net cash used in operations     $   (379,000)
                                                              ==================

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. The Kotaneelee gas field and certain properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached pay out status. Proceeds from these carried interests plus oil and gas sales from working interest properties are the Company's major sources of working capital.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for the year 1999 will be approximately $600,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During 1999, the Company expended approximately $2.1 million in connection with the Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

         The Company has established a provision for its potential share of future site restoration costs which totals $175,000. The estimated amount of these costs, which total $228,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice.

 (2)     Results of Operations


Accounting policy changes

     In 1999, under new recommendations of the Canadian Institute of Chartered Accountants, the Company retroactively adopted the liability method of accounting for income taxes. Under this method, the Company records income taxes to give effect to temporary differences between the carrying amount and the tax basis of the Company's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in the Company's income taxes payable for the year or later period. Future income taxes are recorded at the enacted income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. Income tax expense is the tax payable for the period and the change during the period in future income tax and liabilities. The adoption of this standard has resulted in the recognition of future tax assets and a reduction of the deficit at December 31, 1999 of $2,726,613 (1998 - $2,194,197; 1997 - $1,815,830) and a reduction in the net loss for 1999 of
$274,970  (1998 - $378,367;  1997 - $170,158).  This new standard is  consistent with the accounting principles generally accepted in the United States.

1999 vs. 1998

         The net loss for the year 1999 was $3,001,424 ($.21 per share) compared to a net loss of $2,328,170 ($.16 per share) for the 1998 period. A summary of revenue and expenses during the periods is as follows:

                          1999                 1998            Net Change
                          ----                 ----            ----------
Revenues            $   1,029,899          $ 3,409,361       $ (2,379,462)
Costs and expenses     (4,031,323)          (5,737,531)         1,706,208
                    --------------        -------------      -------------
Net loss            $ (3,001,424)          $(2,328,170)     $    (673,254)
                    =============          ============     ==============

         Oil sales decreased by 83% due primarily to a 86% decrease in production which was partially offset by a 17% increase in the average prices of crude oil sold. There was also a corresponding decrease in royalties paid by the Company. The Company sold the majority of its crude oil producing properties in two separate transactions effective July 1, 1998 and September 1, 1998. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are acquired through drilling or purchase. The 1999 royalties paid amount includes a provincial royalty tax credit in the amount of $4,782. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:
                           1999                               1998
                       Average price                      Average price
                bbls       per bbl     Total          bbls    per bbl   Total

Crude oil      9,171       $17.38   $  159,000       64,954   $14.84   $964,000
sales
Royalties paid                          (8,000)                         (66,000)
                                  -------------                      -----------
Total                                 $ 151,000                         $898,000
                                      =========                         ========

         Gas sales decreased 95% because of a 93% decrease in number of units sold and a 16% decrease in the average price for gas. In addition, gas sales include royalty income which decreased 49% in 1999. The Company sold the majority of its working interest gas properties effective July 1, 1998, which accounts for the decrease in gas sales. Royalties paid includes a $59,000 amount as part of a settlement for royalties due for the 1991 to 1998 period. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                           1999                            1998
                       Average price                   Average price
                  mmcf   per mcf   Total         mmcf     per mcf     Total

Gas sales          21    $1.83    $ 37,000        304     $2.17      $660,000
Royalty income                      64,000                            127,000
Royalties paid                     (63,000)                           (82,000)
                                 ----------                        -----------
Total                              $ 38,000                           $705,000
                                   ========                           ========

         Proceeds from carried interests increased 184% to $587,000 during 1999 compared to $207,000 in 1998 primarily because gas prices increased 58%. Operating costs also decreased 20% during 1999 . The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                             1999                          1998
                         Average price                 Average price
                   mmcf     per mcf     Total       mmcf   per mcf   Total

Gas sales          563      $2.79    $ 1,572,000    575     $1.77  $1016,000
Royalty paid                            (327,000)                   (238,000)
Operating costs                         (417,000)                   (522,000)
Capital costs                           (241,000)                    (49,000)
                                        --------                     --------
Total                                  $ 587,000                     $207,000
                                       =========                     ========

         Share of Kotaneelee net revenues for 1999. Although, according to the Operator's reports, the Kotaneelee gas field carried interest reached pay out status during November 1999, no revenue has been accrued for 1999. In order to bring its billing practices in line with the industry standard, the Operator of the field changed the prior method of reporting the revenue and expenditures of the field. This resulted in two months of capital expenditures and operating expenses (December 1999 and January 2000) being charged against a single month of revenue (November 1999). This change in reporting is consistent with the reporting of other carried interests currently held by the Company. In the future, the Company expects that the reporting of Kotaneelee gas sales will continue to lag two months behind actual operating expenses and capital expenditures. In addition, the production revenue from the two last months of each quarter is accrued during the following quarter because the data are not usually available.

         As of December 31, 1999, based on the Operator's reports, the Company's share of net revenues due the Company by all the defendants totaled $412,374. This amount was computed as follows:

Net Revenues (after royalties):
    November 1999 (after pay out)                          $  864,506
    December 1999                                           1,212,821
                                                           ----------
Total Revenues                                              2,077,327

Operating Expenses:
    November 1999 (after pay out)                             264,848
    December 1999                                             393,389
    January 2000                                               54,889
                                                          -----------
Total Operating Expenses                                      713,126

Capital Expenditures:
    December 1999                                             368,963
    January 2000                                              539,899
    February 2000                                              42,965
                                                         ------------
Total Capital Expenditures                                    951,827

Company share of net revenues                             $   412,374
                                                          ===========

         The Operator reported that it deposited during March 2000 the amount of $136,728 in an escrow account for the benefit of the Company. This deposit represents the Operator's share of the $412,374 amount due.

         The Kotaneelee field working interest partners have approved the expenditure of an estimated $4.1 million for the installation of a compression unit in the field to maintain current production levels. The schedule above reflects a charge of $951,827 against the Company's share of revenues for its share of these costs which total $1,372,000. The remaining balance of $420,173 will be deducted from the Company's share of the year 2000 production revenues. Therefore, the share of Kotaneelee net revenues may fluctuate each year depending on both capital expenditures and any audit adjustments which are attributable to prior years.

         Interest and other income increased 14% in 1999. Interest income increased from $194,000 to $230,000 in 1999 due to an increase in funds available for investment during 1999 because of the proceeds of sale of the crude oil and gas properties in 1998. In addition, the 1999 period includes proceeds from the sale of seismic data in the amount of $16,000 compared to $27,000 from such sales in 1998. It is not possible for the Company to estimate the amount of future seismic data sales which are dependent on a purchaser's need for the seismic data that the Company owns.

         Gain on the sale of properties in 1999. There were no properties sold in 1999. In 1998, there was a gain of $1,378,000 from the sale of the Company's heavy crude oil properties in Alberta and the sale of certain working interest properties in British Columbia.

         General and administrative costs decreased 7% in 1999 to $1,209,000 from $1,301,000 in 1998.

         Legal expenses decreased 11% during 1999 to $2,108,000 compared to $2,358,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, the Company completed the presentation of its case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Company experts who testified, were being prepared for testimony, or assisted in the cross-examination of defense witnesses. During 1999, the Company continued its cross-examination of defense witnesses.

         Lease operating costs decreased 85% from $976,000 in 1998 to $147,000 in the 1999 period. The Company sold the majority of its oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 19% in 1999 to $707,000 from $870,000 in 1998. Although, the Company sold the majority of its oil and gas producing properties during 1998, the increased production from the pay out of the Kotaneelee carried interest increased the 1999 depletion expense by approximately $420,000.

         A foreign exchange loss of $77,000 was recorded in 1999, contrasted with a gain of $179,000 on the Company's U.S. investments in 1998. In 1999 the value of the Canadian dollar increased from U.S. $.65 to U.S. $.69. In 1998, the gain was attributable to the continuing strengthening of the U.S. dollar as compared to the Canadian dollar on the Company's U.S. investments.

         Abandonments and write downs. There were no abandonments and write downs in 1999. The 1998 amount of 685,000 resulted from a write down of certain of the Company's properties in California and Texas.

         Income tax recovery decreased by 27% to $275,000 in 1999 compared to $378,000 in 1998. The income tax recovery in 1999 decreased because the loss in 1999 was less than the loss in 1998 after giving effect to the $1,378,000 gain on sale of assets in 1998 which was not recognized for income tax purposes.

1998 vs. 1997

         The net loss for the year 1998 was $2,328,170 ($.16 per share) compared to a net loss of $1,587,506 ($.11 per share) for the 1997 period. A summary of revenue and expenses during the periods is as follows:

                           1998                   1997             Net Change
                           ----                   ----             ----------
Revenues               $ 3,409,361            $ 2,514,978        $    894,383
Costs and expenses      (5,737,531)            (4,102,484)         (1,635,047)
                      -------------           -------------      -------------
Net loss               $(2,328,170)           $(1,587,506)       $   (740,664)
                       ============            ============      =============

         Crude oil sales decreased by 20% due primarily to a 34% decrease in the average prices of crude oil sold which was partially offset by a 2% increase in production. There was also a decrease in royalties paid by the Company. The Company sold the majority of its oil producing properties in two separate transactions effective July 1, 1998 and September 1, 1998. The 1998 royalties paid amount includes a provincial royalty tax credit in the amount of $117,000. Oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                              1998                           1997
                          Average price                  Average price
                   bbls      per bbl   Total       bbls      per bbl     Total

Crude oil sales   64,954     $14.84   $964,000    63,783     $22.50  $1,436,000
Royalties paid                         (66,000)                        (315,000)
                                    -----------                    -------------
Total                                 $898,000                       $1,121,000
                                      ========                       ==========

         Gas sales increased 35% because of a 52% increase in number of units sold which was partially offset by a 6% decrease in the average price for gas. In addition, gas sales include royalty income which decreased 13% in 1998. The Company sold the majority of its working interest gas properties effective July 1, 1998. The primary increase in gas production was the pay out of two wells that had been in a penalty position. These wells were included in the properties sold. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                        1998                             1997
                    Average price                    Average price
                mmcf   per mcf    Total       mmcf      per mcf         Total

Gas sales       304    $2.17    $660,000       200      $2.31        $462,000
Royalty income                   127,000                              146,000
Royalties paid                   (82,000)                             (85,000)
                              -----------                          -----------
Total                           $705,000                             $523,000
                                ========                             ========

         Proceeds from carried interests decreased 57% to $207,000 during 1998 compared to $476,000 in 1997. During 1998, there were significant expenditures made by the operators of the carried interest properties

         Interest  and  other  income  decreased  44% in 1998.  Interest  income decreased from $336,000 to $194,000 in 1998 due to the decrease in funds available for investment and lower interest rates. In addition, the 1998 period includes proceeds from the sale of seismic data in the amount of $27,000 compared to $59,000 from such sales in 1997.

         Gain on the sale of properties in 1998 amounted to $1,378,000 primarily represents the sale of the Company's heavy crude oil properties in Alberta and the sale of certain working interest properties in British Columbia.

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

         Lease operating costs increased 22% from $799,000 in 1997 to $976,000 in the 1998 period. The increase represents the charges by the operators of the Company's properties which is related to the increased production. In addition, the Company's share of production costs in producing Alberta heavy crude oil increased.

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

         Income tax recovery increased 122% to $378,000 in 1998 compared to $170,000 in 1997. The increase in the 1998 income tax recovery reflects a similar increase in the loss in 1998 after giving effect to the $1,378,000 gain on sale of assets in 1998 which was not recognized for income tax purposes.






Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At December 31, 1999, the carrying value of such investments was approximately $ 3.2 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At December 31, 1999, the investments in the United States totaled $ 1.1 million.

Item 8.  Financial Statements and Supplementary Data



                                AUDITORS' REPORT




To the Shareholders of
Canada Southern Petroleum Ltd.


We have audited the consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 1999 and 1998, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in accordance with accounting principles generally accepted in Canada.




Calgary, Canada                                          /s/ ERNST & YOUNG LLP
March 10, 2000                                           Chartered Accountants

                         CANADA SOUTHERN PETROLEUM LTD.
                  (Incorporated under the laws of Nova Scotia)

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                                         As at December 31,
                                                                                    1999                   1998
            Assets                                                                                       (Restated)
 Current assets
 Cash and cash equivalents (Note 2)                                             $ 3,045,530           $  6,208,634
  Marketable securities (Note 3)                                                    568,374                751,511
  Accounts receivable (Notes 4 and 7)                                               360,752                266,116
  Accounts receivable - Kotaneelee (Note 8)                                               -                      -
   Other assets                                                                     307,519                319,697
                                                                               ------------         --------------
 Total current assets                                                             4,282,175              7,545,958
                                                                                -----------          -------------

 Oil and gas properties and equipment
   (full cost method) (Note 4)                                                   10,207,294             10,000,010
 Future tax asset (Note 6)                                                        1,583,475              1,308,505
                                                                              -------------          -------------
 Total assets                                                                   $16,072,944            $18,854,473
                                                                                ===========            ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                                           $     634,600          $     375,554
   Accrued liabilities (Note 10)                                                     18,256                294,491
                                                                            ---------------         --------------
 Total current liabilities                                                          652,856                670,045
                                                                             --------------         --------------

 Future site restoration costs                                                      174,696                236,045
                                                                             --------------         --------------

 Contingencies (Note 8)                                                                   -                      -

 Shareholders' Equity
   Limited Voting Shares, par value
     $1 per share (Note 5)
   Authorized -100,000,000 shares
   Outstanding -14,284,970 (1999) 14,234,740 (1998) shares                       14,284,970             14,234,740
   Contributed surplus                                                           26,502,342             26,254,139
                                                                               ------------           ------------
 Total capital                                                                   40,787,312             40,488,879
 Deficit                                                                        (25,541,920)           (22,540,496)
                                                                               -------------          -------------
 Total shareholders' equity                                                      15,245,392             17,948,383
                                                                               ------------           ------------
 Total liabilities and shareholders' equity                                     $16,072,944            $18,854,473
                                                                                ===========            ===========

                                                        See accompanying notes.


        Approved on behalf of the Board

                /s/ M. Anthony Ashton                   /s/ Arthur B. O'Donnell
                         Director                                Director

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)

                                                                               Year ended December 31,
                                                                   1999                 1998                 1997
                                                                                    (Restated)           (Restated)
Revenues:
  Oil sales (Notes 9 and 10)                                $     151,137       $      897,878         $  1,120,789
  Gas sales (Notes 9 and 10)                                       38,324              705,277              523,433
  Proceeds from carried interests                                 587,073              206,503              475,697
  Share of Kotaneelee net revenues (Note 8)
                                                                        -                    -                    -
  Interest and other income                                       253,365              221,523              395,059
  Gain on sale of assets                                                             1,378,180
                                                                       -                                          -
                                                           --------------       --------------      ---------------
    Total revenues                                              1,029,899            3,409,361            2,514,978
                                                           --------------       --------------       --------------

Costs and expenses:
  General and administrative                                    1,209,325            1,300,595            1,104,535
  Legal (Note 8)                                                2,108,521            2,357,707            1,897,506
  Lease operating costs                                           147,332              975,899              799,372
  Depletion, depreciation and amortization                        707,200              869,600              623,600
  Foreign exchange (gains) losses                                  77,475             (178,850)            (231,457)
  Provision for future site restoration costs                         600               29,500               21,500
  Rent                                                             55,840               76,812               57,586
  Abandonments and write downs                                         -               684,635                   -
                                                           --------------       --------------       --------------
    Total costs and expenses                                    4,306,293            6,115,898            4,272,642
                                                           --------------       --------------       --------------

  Loss before income taxes                                     (3,276,394)          (2,706,537)          (1,757,664)
  Income tax recovery (Note 6)                                    274,970              378,367              170,158
                                                          ----------------     ---------------      ---------------
Net loss                                                       (3,001,424)          (2,328,170)          (1,587,506)
  Deficit - beginning of year                                 (22,540,496)         (20,212,326)         (18,624,820)
                                                            --------------       --------------       --------------
  Deficit - end of year                                      $(25,541,920)        $(22,540,496)        $(20,212,326)
                                                             =============        =============        =============

Net loss per share (Basic & Fully Diluted)                    $(.21)               $(.16)               $(.11)
                                                              ======               ======               ======

Average number of shares
  Outstanding (Basic & Fully Diluted)                          14,252,574           14,234,740           14,084,294
                                                               ==========           ==========           ==========

                                                        See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                           Year ended December 31,
                                                               1999                   1998                   1997
                                                                                   (Restated)             (Restated)
Cash flows from operating activities:
   Net loss                                               $(3,001,424)           $(2,328,170)           $(1,587,506)
    Adjustments to reconcile net loss
       to net cash provided by
      (used in) operating activities:
    Depreciation, depletion and amortization                   707,200                869,600                623,600
    Future site restoration costs (net)                        (61,349)                25,071                (39,300)
    Gain on sale of assets                                           -             (1,378,180)                     -
    Abandonments and write downs                                     -                684,635                      -
    Future tax recovery                                       (274,970)              (378,367)              (170,158)
  Change in assets and liabilities:
    Accounts receivable                                        (94,636)               959,970               (590,863)
    Other assets                                                12,178                (77,419)               (14,910)
    Accounts payable                                           259,045               (744,967)               680,684
    Accrued liabilities                                       (276,235)                16,776                 95,611
                                                          -------------         -------------          -------------
Net cash used in operations                                 (2,730,191)            (2,351,051)            (1,002,842)
                                                          -------------         ------------           ------------

Cash flows from investing activities:
  Additions   to  oil   and  gas   properties   and           (914,483)            (1,942,474)            (3,258,426)
  equipment
  Sale (purchase) of marketable securities                     183,137              2,621,823              2,079,452
  Proceeds from the sale of properties                                -             5,751,180                       -
                                                          -------------           -----------            ------------
Net cash provided by (used in) investing activities           (731,346)             6,430,529             (1,178,974)
                                                          -------------           -----------            ------------

Cash flows from financing activities:
  Exercise of stock options                                    298,433                       -             1,601,375
                                                         -------------            ------------           -----------
Net cash from financing activities                             298,433                       -             1,601,375
                                                         -------------            ------------           -----------

Increase (decrease) in cash
  and cash equivalents                                      (3,163,104)             4,079,478               (580,441)
Cash and cash equivalents at the
  beginning of period                                        6,208,634              2,129,156              2,709,597
                                                           -----------            -----------            -----------
Cash and cash equivalents at the
  end of period (Note 2)                                    $3,045,530             $6,208,634             $2,129,156
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

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES
                             AND CONTRIBUTED SURPLUS
                         (Expressed in Canadian dollars)

                                                                       Limited
                                                    Number          Voting Shares        Contributed
                                                   of shares         $1 par value          surplus             Total
                                                   ---------         ------------          -------             -----
Balance as at December 31, 1996                    13,956,540       $13,956,540         $24,930,964         $38,887,504

Exercise of stock options                             278,200            278,200           1,323,175          1,601,375
                                                 ------------     --------------       -------------      -------------

Balance as at December 31, 1997 and 1998           14,234,740       14,234,740         26,254,139            40,488,879

Exercise of stock options and other sales
                                                       50,230            50,230             248,203             298,433
                                                -------------    --------------      --------------      --------------
Balance as at December 31, 1999                    14,284,970      $14,284,970         $26,502,342          $40,787,312
                                                   ==========      ===========         ===========          ===========

                                                See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies

Accounting principles

     The Company prepares its accounts in accordance with accounting principles generally accepted in Canada which conform in all material respects with United States generally accepted accounting principles ("U.S. GAAP").

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

Oil and gas properties and equipment

         The Company, which is engaged primarily in one industry, the exploration for and the development of oil and gas properties, principally in Canada, follows the full cost method of accounting for oil and gas properties, whereby all costs associated with the exploration for and the development of oil and gas reserves are capitalized. Such costs include land acquisition, drilling, geological, geophysical and overhead expenses. The Company's cost centers are Canada and the United States.

         The Company periodically reviews the costs associated with undeveloped properties and mineral rights to determine whether they are likely to be recovered. When such costs are not likely to be recovered, such costs are transferred to the depletable pool of oil and gas costs.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 1999, 1998 and 1997

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

         The costs of the Company's 30% carried interest in the Kotaneelee gas field are included in oil and gas properties and in the cost center for the purpose of computing depletion. In addition, the Company's share of estimated net reserves after pay out are also included in the proved oil and gas reserves base for the purpose of computing depletion. During November 1999, the field achieved pay out status.

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

1.       Summary of significant accounting policies (Cont'd)

         Revenue under carried interest agreements is recorded in the period when the proceeds become receivable. The Company is entitled to participate in oil and gas net revenues after the repayment of exploration, drilling and completion expenses to the party or parties bearing these costs. Each carried interest account is subject to an independent audit. In the past, these audits have resulted in both positive and negative adjustments which are attributable to prior year periods. For these reasons, the proceeds under carried interest agreements may fluctuate each year depending on both capital expenditures and any audit adjustments.

         The Company follows the industry practice of reporting its revenues from carried interest agreements, whereby a single month of revenues is charged for the operating and capital expenditures for the following two months. In addition, the production revenue from the last two months of each quarter is reported during the following quarter because the data are not usually available.

Earnings per share

         Earnings per common share ("EPS") is based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Future site restoration costs

         Total future site restoration costs are estimated to be $228,000 and are being provided on a unit of production basis. The provision is based on current costs of complying with existing legislation and industry practice for site restoration and abandonment. At December 31, 1999, approximately $53,000 in such costs have yet to be accrued. The estimated costs of abandoning the two producing wells in the Kotaneelee field are not included in future site restoration costs. These costs would be paid by the working interest partners and charged to the carried interest account.

1.       Summary of significant accounting policies (Cont'd)

Future income taxes

     In 1999, under new recommendations of the Canadian Institute of Chartered Accountants, the Company retroactively adopted the liability method of accounting for income taxes. Under this method, the Company records income taxes to give effect to temporary differences between the carrying amount and the tax basis of the Company's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in the Company's income taxes payable for the year or later period. Future income taxes are recorded at the enacted income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. Income tax expense is the tax payable for the period and the change during the period in future income tax and liabilities.

         Adoption of the liability method of accounting for income taxes resulted in changes to previously reported net income, net income per share and the balance sheet accounts, as follows:

                                                                                    1998                1997

Net loss previously reported                                                      $(2,706,537)        $(1,757,664)
Adjustment for the effect of the change in accounting method                          378,367             170,158
                                                                                 -------------       -------------
           Net loss as restated                                                   $(2,328,170)        $(1,587,506)
                                                                                 =============        ============

Net loss per share previously reported                                                  $(.19)              $(.12)
Adjustment for the effect of the change in accounting method                              .03                 .01
                                                                                          ---                 ---
           Net loss per share as restated                                               $(.16)              $(.11)
                                                                                        ======              ======

Future tax asset previous reported                                               $     -             $      -
Adjustment for the effect of the change in accounting method                        1,308,505             930,138
                                                                                 ------------         -----------
           Future tax asset as restated                                            $1,308,505           $ 930,138
                                                                                 =============        ============

Deficit previously reported                                                      $(23,849,001)       $(21,142,464)
Adjustment for the effect of the change in accounting method                        1,308,505              930,138
                                                                                 -------------       -------------
           Deficit as restated                                                   $(22,540,496)       $(20,212,326)
                                                                                 =============       =============

         If the tax allocation method of accounting for income taxes had been retained, the Company would have reported a net loss of $(3,276,394) or $(.23) per share for 1999.

Foreign currency translation

         Transactions for settlement in U.S. dollars have been translated at average monthly exchange rates. Monetary assets and liabilities in U.S. dollars have been translated at the year end exchange rates. Exchange gains or losses resulting from these adjustments are included in costs and expenses.

1.       Summary of significant accounting policies (Cont'd

Financial instruments

         The carrying value for cash and cash equivalents, accounts receivable and accounts payable approximates fair value based on anticipated cash flows and current market conditions.

Comprehensive income

         The Company has no items of other comprehensive income for U.S. GAAP. Comprehensive loss for all periods presented is equal to the net loss.

2.       Cash and cash equivalents

         The Company considers all highly liquid short term investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

                                                                                     1999                 1998
Cash                                                                            $   398,884          $   269,918
Canadian and U.S. bankers acceptances (Yield: 1999-5.0%,                          2,076,663            4,880,833
1998-4.9%)
U.S. Government securities (Yield: 1999-5.4%, 1998-4.8%)                            569,983            1,057,883
                                                                                -----------          -----------
                                                                                 $3,045,530           $6,208,634
                                                                                 ==========           ==========

3.       Marketable Securities

         At December 31, 1999 and 1998, the Company held the following marketable securities which were expected to be held until maturity:


           Security         Par value  Maturity Date  Amortized Cost Fair value

1999
U.S. Federal Home Loan
Bank Disc. Note              $577,700  Jan. 18, 2000  $568,374        $576,300
                             ========                 ========        ========

1998
U.S. Federal National
Mortgage Assoc.              $765,100  Apr. 7, 1999   $751,500        $751,700
                             ========                 ========        ========

4.       Oil and gas properties and equipment

                                                                                    Less
                                                                                Accumulated
                                                                                Depreciation,
                                                                                 Depletion
                                                                                 and                  Net Book
                                                                Cost             Writedowns            Value
Balance December 31, 1999
Oil and gas properties - developed                             $19,009,974         $9,422,066        $  9,587,908
Oil and gas properties (U.S.) - undeveloped                      1,266,334            684,635             581,699
Seismic data                                                       112,000            112,000
                                                            --------------       ------------
                                                                                                                -
                                                                20,388,308         10,218,701          10,169,607
Equipment                                                           89,567             51,880              37,687
                                                           ---------------      -------------    ----------------
                                                               $20,477,875        $10,270,581         $10,207,294
                                                               ===========        ===========         ===========

Balance December 31, 1998
Oil and gas properties-developed                               $18,524,670         $8,720,066        $  9,804,605
Oil and gas properties (U.S.) - undeveloped                        851,651            684,635             167,016
Seismic data                                                       112,000            112,000
                                                            --------------       ------------
                                                                                                                -
                                                                19,488,321          9,516,701           9,971,621
Equipment                                                           75,073             46,684              28,389
                                                           ---------------      -------------    ----------------
                                                               $19,563,394         $9,563,385         $10,000,010
                                                               ===========         ==========         ===========

     Substantially all gas sales were made to CanWest Gas Supply Inc. and oil sales were made to Probe Exploration, Inc. ("Probe"). The gain on sale of assets and the amount of abandonments and write downs are same under both Canadian and U.S. GAAP. During 1999, a total of $73,000 ($95,000 in 1998 and $91,000 in 1997)
of general and administrative expenses were capitalized.

     Included in the amount of accounts receivable is $269,000 due from various industry partners which include Berkley Petroleum Ltd., PetroCanada, Alberta Treasury, Oil For America - Exploration and Farries Engineering.

     During 1999, the Company's primary Alberta asset and revenue producing property was its heavy crude oil production and related facilities at Kitscoty. The Company sold its 10 % working interest to the operator for $336,000 effective October 1, 1999. The transaction was completed during February 2000 and the proceeds of sale will be credited to oil and gas properties in fiscal 2000.

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

         During 1998, the Company adopted a stock option plan that permits the granting of both stock options and stock appreciation rights. A total of 700,000 Limited Voting Shares are reserved for issuance under the plan.

         Following  is  a  summary  of  option   transactions   which   reflects
adjustments of the stock option prices and the number of shares subject to stock options as discussed above:


Options Outstanding   Expiration Dates   Number of Shares  Option Prices ($)
-------------------   ----------------   ----------------  -----------------
December 31, 1996   Oct. 1999 - Jun. 2001     445,700
  Exercised                                  (278,200)        3.70 - 8.75
  Granted                                      35,000            13.50
December 31, 1997   Aug. 1999 - Oct. 2002     202,500         6.37 - 13.50
  Granted                                       7,500            10.25
                                            ---------
December 31, 1998   Aug. 1999 - Apr. 2003     210,000   ($7.94 weighted average)
  Granted                                     362,500             7.02
  Exercised                                   (49,000)        6.37-7.00
                                            ---------
December 31, 1999   Nov. 2000 - Jan. 2004     523,500   ($6.92 weighted average)
                                              =======
Summary of Options Outstanding at December 31, 1999

Granted 1994        Nov. 2000                  80,000              7.00
Granted 1996        Nov. 2000                  62,500              6.37
Granted 1999        Jan. 2004                 381,000              7.00
                                              -------
Total - December 31,  1999                    523,500
                                              =======

Options reserved for future grants            507,134
                                              =======
         For U.S. GAAP, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for its stock options. This method, which is consistent with the Company's accounting under Canadian GAAP, has been chosen because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing stock options. Under APB No. 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

         Option valuation models require that input of highly subjective assumptions including the expected stock price volatility. All of the valuations assumed no expected 5.

dividend. The assumptions used in the 1997 valuation model were: risk free interest rate - 5.7%, expected life - 5 years and expected volatility - .459. The assumptions used in the 1998 valuation model were: risk free interest rate - 4.45%, expected life - 5 years and expected volatility - .328. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.65%, expected life - 5 years and expected volatility - .503.

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

          For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. The Company's pro forma information is as follows:

                                                 Amount               Per Share
Net loss as reported  - December 31, 1997    $(1,587,506)              $(.11)
Stock option expense                              225,400               (.02)
                                              ------------            -------
Pro forma net loss  - December 31, 1997       $(1,362,106)             $(.13)
                                              ============             ======

Net loss as reported  - December 31, 1998     $(2,328,170)             $(.16)
Stock option expense                               29,600                 -
                                              ------------            -------
Pro forma net loss  - December 31, 1998       $(2,298,570)             $(.16)
                                              ============             ======

Net loss as reported  - December 31, 1999     $(3,001,424)            $(.21)
Stock option expense                            1,247,000              (.09)
                                             -------------            ------
Pro forma net loss  - December 31, 1999       $(4,248,424)             $(.30)
                                              ============             ======

6.        Income taxes

          Income taxes vary from the amounts that would be computed by applying the Canadian federal and provincial income tax rates as follows:

                                                                         1999             1998              1997
                                                                        44.84%           44.84%            44.84%
                                                                        ======           ======            ======
Recovery for income taxes based on combined basic
Canadian federal and provincial income tax
                                                                    $(1,469,135)     $(1,213,611)       $ (788,137)
Nondeductible crown charges                                              11,249          104,663           154,463
Resource allowance                                                      383,663          403,270           232,922
Other                                                                   (47,601)          24,919            21,106
Nontaxable portion of capital gain                                            -          (20,049)          (20,743)
Unrealized tax loss                                                     846,854          322,441           170,158
                                                                  -------------     ------------       -----------
Actual income tax recovery                                           $ (274,970)      $ (378,367)       $ (230,231)
                                                                     ===========      ===========       ===========


6.       Income taxes (Cont'd)

At December 31, 1999, the Company had net operating losses for income tax purposes of approximately $6,597,000 which are available to be carried forward to future periods. These losses expire in the following years: 2000 - $294,000, 2001 - $545,000, 2002 - $569,000, 2003 - $1,077,000, 2004 - $544,000, 2005 -
$1,711,000 and 2006 - $1,857,000.

         At December 31, 1999, the Company has the following oil and gas tax deductions available to reduce future taxable income, subject to a final determination by taxation authorities.

Canada
Drilling, exploration and lease acquisition costs               $ 10,570,000
Earned depletion                                                   1,975,000
Undepreciated capital costs                                        2,336,000
Cumulative eligible capital losses                                   407,000
Share issue costs                                                     99,000

United States
Exploration and lease acquisition costs                         $  1,234,000

         As a result of these deductions, the Company has a future tax asset which primarily represents the excess of available resource deductions for income tax purposes over the recorded value of oil and gas properties together with operating and capital income tax loss carryforwards. These amounts are expected to be recovered from the production of current oil and gas reserves. As certain of the resource deductions are restricted and the operating loss carryforwards are subject to expiration, there is considerable risk that certain of these deductions will not be utilized. Accordingly, the Company has established a valuation allowance to recognize this uncertainty.

                         1999                    1998                   1997
Future tax asset      $6,749,358             $5,728,699             $ 4,642,765
Valuation reserve     (5,165,883)            (4,420,194)             (3,712,627)
                      -----------            -----------             -----------
Net future tax asset  $1,583,475             $1,308,505            $    930,138
                      ===========            ===========             ===========

Future tax recovery   $  274,970             $   378,367           $    170,158
                      ===========            ===========            ============

7.        Line of credit

          The Company has an operating line of credit with a Canadian chartered bank which provides for a loan of $500,000. The interest rate on borrowing is at 3/4% above the bank's prime lending rate. The line of credit is subject to annual review and is secured by a general assignment of accounts receivable and an undertaking to provide security in the form of assignment of future working interest proceeds. No drawings were made under this line during 1999 or 1998.

8.       Litigation

         The Company, which has a 30% interest in the Kotaneelee gas field, believes that the working interest owners in the field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. In October 1989 and in March 1990, the Company filed statements of claim in the Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company (collectively the "Amoco Dome Group"), Columbia Gas Development of Canada Ltd. ("Columbia"), Mobil Oil Canada Ltd. ("Mobil") and Esso Resource of Canada Ltd. ("Esso") (collectively the "Defendants"). In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc. ("Anderson"). Anderson is now the sole operator (the "Operator") of the field and is a direct defendant in the Canadian lawsuit. Columbia's previous parent, The Columbia Gas System, Inc., which was reorganized in a bankruptcy proceeding in the United States, is contractually liable to Anderson in the legal proceedings currently at trial.


         The Company claims that the Defendants breached a contract obligation and/or a fiduciary duty owed to the Company to market gas from the Kotaneelee gas field when it was possible to so do. The Company asserts that marketing the Kotaneelee gas was possible in 1984 and that the Defendants deliberately failed to do so. The Company seeks money damages and the forfeiture of the Kotaneelee gas field. The Company presented evidence at trial that the money damages sustained by the Company were approximately $100 million.

     In addition, the Company has claimed that the Company's carried interest account should be reduced because of improper charges to the carried interest account by the Defendants. The Company claims that when the Defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred including expenditures to redrill one well. In addition, the Company claims that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the Defendants. The expenditures, the Company claims, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before pay out begins to the carried interest account owners.

         The Company claims that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. The Company claims that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. The Company's 30% share of these expenses would be approximately $10.2 million. The Company further claims that if production had commenced in 1984, the carried interest account would have been paid out in approximately two years and the Company would have begun to receive revenues from the field in 1986. The Operator reported that as of November 30, 1999 development costs totaling $96.7 million had been incurred and repaid. As of December 31, 1999, based on the Operator's report, the Company's share of net revenues due to the Company by all of the defendants totaled $412,374.

         The amount of recoverable costs is one of the issues being contested in the Kotaneelee litigation. The Company claims, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco Canada claims that the remaining costs to be recovered at July 31, 1999 were either $72,369,000 or $33,911,000 depending on inclusion of interest. At this time, it is not possible to determine whether Amoco Canada will be successful in its claim that gas processing fees should be charged to the carried interest account.

         Although, according to the Operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the Operator has notified the Company that it will not make any payments to the carried interest owners, including the Company, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The Operator has stated that it will deposit the Company's share of net production proceeds in an interest bearing account with an escrow agent. During March 2000, the Operator deposited $136,728 in the escrow account which represents the Operator's share of December 1999 gas sales less January and February 2000 operating and capital expenditures. A motion was filed in December 1999 by the plaintiffs in Canada to direct all of the defendants to make timely payments of all current and future amounts due from the Company's share of field revenues. The Company expects that the Court will hear the motion in April 2000.

         Columbia has filed a counterclaim against the Company seeking, if the Company is successful in its claim for the forfeiture of the field, repayment from the Company of all unrecovered sums Columbia has expended on the Kotaneelee lands before the Company is entitled to its interest.

         The parties to the litigation conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996 and the Plaintiffs completed the presentation of their case against the Defendants during September, 1998. The Defendants completed their case during February 2000. The Company estimates that its rebuttal evidence will be completed during March 2000. Both parties to the suit will then have several months to file their written closing arguments with the Court, which probably will hear closing oral arguments in the fall of 2000.

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

         The trial has been lengthy, complicated and costly to all parties and the Company believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, the Company is unable to determine whether, in the event that it does not prevail on its claims in the litigation, costs will be assessed against it or in what amounts. However, since the costs incurred by the Defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award to the Defendants potentially could be material. A cost award against the Company could be of sufficient magnitude to necessitate a sale of Company assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

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

         Mr. Heath, a director of the Company, has royalty interests in certain of the Company's oil and gas properties, (present and past) which were received directly or indirectly through the Company. The Company and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Heath totaling U.S. $15,435, $8,324 and $11,158 in 1999, 1998 and 1997, respectively.

10.      Other financial information

Accrued liabilities
                                                   1999                  1998
                                                   ----                  ----
Accrued accounting and legal expenses          $  18,256             $  69,890
Accrued royalties                                      -               141,575
Other                                                  -                83,026
                                               ----------             ----------
                                                $  18,256              $294,491
                                                =========              ========


                                           Year ended December 31,
                                  1999              1998               1997

Royalty payments (1)           $    71,838        $146,161           $366,661
                               ===========        ========           ========

Interest payments (2)          $    2,600       $    1,625         $    1,775
                               ==========       ==========         ==========

Large corporation tax payments $  15,108         $  22,837           $  27,388
                               =========         =========           =========
--------------------
(1)      Oil and gas sales are reported net of royalties paid.
(2)      Bank line of credit charges.

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

Estimated net quantities of proved oil and gas reserves:

                                                                                              Oil         Gas
                                                                                           (bbls)       (bcf)
Proved reserves:
December 31, 1996                                                                         425,800          29.031
  Revisions of previous estimates                                                         179,333          (3.802)
  Production*                                                                             (71,333)          (.838)
                                                                                        ----------       ---------
December 31, 1997                                                                         533,800          24.391
  Sale of properties                                                                     (350,800)         (2.632)
  Revisions of previous estimates                                                         (73,419)         (2.088)
  Production*                                                                             (73,381)         (1.263)
                                                                                        ----------        --------
December 31, 1998                                                                          36,200          18.408
  Revisions of previous estimates                                                          5,050            6.786
  Production*                                                                             (11,650)         (1.710)
                                                                                        ----------        --------
December 31,1999                                                                           29,600          23.484
                                                                                         ========          ======

Proved developed reserves:
December 31, 1996                                                                         358,400          28.265
                                                                                          =======          ======
December 31, 1997                                                                         508,200          24.391
                                                                                          =======          ======
December 31, 1998                                                                          36,200          18.408
                                                                                         ========          ======
December 31, 1999                                                                          29,600          23.484
                                                                                         ========          ======

-----------------
*     Production  data  includes  oil and gas  sales and the  proceeds  from the carried interest properties.

Results of oil and gas operations:

                                                              1999                  1998                 1997
                                                                               (Restated)            (Restated)
Income:
  Oil and gas sales                                       $  189,461           $1,603,155            $1,644,222
  Proceeds  from carried interests                           587,073              206,503               475,697
  Gain on sale of assets                                               -        1,378,180                         -
                                                       -----------------       ----------         -----------------
                                                             776,534            3,187,838             2,119,919
                                                         -----------           ----------            ----------
Costs and expenses:
  Production costs                                           147,332              975,899               799,372
  Depletion depreciation, and amortization                   707,200              869,600               623,600
  Provision for future site restoration costs                    600               29,500                21,500
  Abandonments and write downs                                     -              684,635                     -
  Income tax expense (recovery)                              (35,243)             281,687               302,870
                                                       --------------         -----------          ------------
                                                             819,889            2,841,321             1,747,342
                                                        ------------           ----------            ----------
Net income (loss) from operations                      $     (43,355)          $  346,517            $  372,577
                                                       ==============          ==========            ==========

Capitalized costs of oil and gas activities:

                                                              1999                  1998                 1997
Acquisition costs                                          $  241,000          $    11,000           $   399,000
Exploration                                                   514,000              174,000               546,000
Development                                                   145,000            1,758,000             2,313,000

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars):

                                                              1999                  1998                 1997

Future cash inflows                                          $70,491              $28,052               $46,435
Future development and production costs                      (24,364)             (14,030)              (22,517)
                                                             --------            ---------             ---------
                                                              46,127               14,022                23,918
Future income tax expense*                                    (6,331)                   -                (1,573)
                                                            ---------       -------------             ----------
Future net cash flows                                         39,796               14,022                22,345
10% annual discount                                           (8,758)              (4,781)               (7,836)
                                                            ---------           ----------            ----------
Standardized measure of discounted
  future net cash flows                                      $31,038             $  9,241              $ 14,509
                                                             =======             ========              ========

------
* Reflects tax benefit for the years 1999, 1998 and 1997, from carry forward of exploration, development and lease acquisition costs, undepreciated capital costs and book earned depletion of $18,940,000, $16,381,000 and $18,065,000.

         Current prices used in the above estimates were based upon selling prices at the wellhead at December of each year. The actual price ($2.83) of Kotaneelee gas at December 31, 1999, was used in these estimates. Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):

                                                                        Year ended December 31,

                                                           1999                   1998                  1997
Changes due to:
Sale of properties                                   $          -                $(4,374)          $         -
Prices and production costs                                17,776                   (402)                 (579)
Future development costs                                     (116)                (1,204)               (2,350)
Sales net of production costs                                (619)                  (906)               (1,562)
Development costs incurred
  during the year                                             145                  1,758                 2,313
Net change due to extensions,
  discoveries and improved recovery                             -                      -                 1,692
Revisions of quantity estimates                             7,256                   (872)               (3,642)
Accretion of discount                                         924                  1,045                 1,723
Net change in income taxes                                 (3,569)                  (313)                  939
                                                        ----------             ----------            ---------
Net change                                                $21,797                $(5,268)              $(1,466)
                                                          =======                ========              ========

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure

                  None.

                                    PART III

         For information concerning Item 10 - "Directors and Executive Officers of the Company," Item 11 - "Executive Compensation," Item 12 - "Security Ownership of Certain Beneficial Owners and Management" and Item 13 - "Certain Relationships and Related Transactions," see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders for the fiscal year ended December 31, 1999, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - "Executive Officers of the Company," see Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements

                           The financial  statements and schedules  listed below
and included under Item 8, above are filed as part of this report.

                                                                         Page
                                                                       Reference

Auditors' Report                                                           36
Consolidated Balance Sheets as at December 31, 1999 and 1998               37
For the years ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Operations and Deficit                      38
    Consolidated Statements of Cash Flows                                  39
Consolidated Statements of Limited Voting Shares and Contributed
  Surplus for the three years ended December 31, 1999                      40
Notes to Consolidated Financial Statements                                41-54
Supplementary Information On Oil and Gas Producing Activities (unaudited) 55-57

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

                           None.

         (b)      Reports on Form 8-K

                  (1) On November 2, 1999, the Company filed a Current Report on Form 8-K to report the death of a director.

                  (2) On December 28, 1999, the Company filed a Current Report on Form 8-K to report current developments in the Kotaneelee Litigation (See
Item 3. Legal Proceedings).

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

                  4. Instruments defining the rights of security holders, including indentures

                           None.

                  9.       Voting trust agreement

                           None.

                  10.      Material contracts

                           (a)  Agreements relating to Kotaneelee.
                             (1.)  Copy  of Agreement dated May 28, 1959 between
                           the Company et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                             (2.) Copies of  Supplementary  Documents to May 28,
                           1959 Agreement (see (1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement, filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                             (3.) Copy of  Modification  to Agreement  dated May
                           28, 1959 (see (1) above), made as of January 31, 1961, filed as Exhibit 10(a) to Report of Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                             (4.) Copy of  Agreement  dated  April 1, 1966 among
                           the Company et al. and Dome Petroleum Limited et al., filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                             (5.) Copy of Letter  Agreement  dated  February  1,
                           1977 between the Company and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field, filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (b) Copy of Agreement dated January 28, 1972 between the Company and Panarctic Oils Ltd. for development of the offshore Arctic Islands gas fields, filed as
                           Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (c) Stock Option Plan adopted December 9, 1992, filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

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

                           Canpet Inc. incorporated in Delaware on August 3, 1973. C. S. Petroleum Limited incorporated in Nova Scotia on December 15, 1981.

                  22. Published report regarding matters submitted to vote of security holders

                           None.
                  23.      Consents of experts and counsel

                           (a) Paddock Lindstrom & Associates, Ltd. filed herein.
                           (b)  Ernst & Young LLP filed herein.

                  24.      Power of attorney

                           Not applicable.

                  27.      Financial Data Schedule

                           Filed herein (EDGAR filing only).

                  99.      Additional exhibits

                  (a) Statement of Claim filed on October 27, 1989 against Columbia Gas Development of Canada Ltd., Amoco Production Company, Dome Petroleum Limited, Amoco Canada Petroleum Company Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. in the Court of Queen's Bench of Alberta Judicial District of Calgary, Alberta, Canada, filed as Exhibit 99(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (b) Amended Statement of Claim, amending the October 27, 1989 Statement of Claim, filed on March 12, 1990, filed as Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (c) Amended Statement of Claim in the same action, filed on November 17, 1993, filed as Exhibit 99(c) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (d) Amended Statement of Third Party Notice by Amoco Canada Production Company Ltd. and Amoco Production Company, filed November 17, 1993 in the same action, filed as Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                  (e) Amended Statement of Defense to Third Party Notice by Anderson Oil & Gas Inc. (formerly Columbia Gas Development of Canada Ltd.) filed January 27, 1994 in the same action, filed as Exhibit 99(e) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

         (d)      Financial Statement Schedules

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                       (Registrant)


Dated:     March 28, 2000               By /s/ M. Anthony Ashton
       ------------------------           --------------------------------------
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


By /s/ M. Anthony Ashton                  By /s/ Kelly B. Johnson
    M. Anthony Ashton                         Kelly B. Johnson
    President and Director                    Treasurer and Chief Financial and
                                              Accounting Officer

Dated:     March  28, 2000               Dated:     March 28, 2000
       ------------------------           --------------------------------------


By /s/ Benjamin W. Heath                  By /s/ Timothy L. Largay
    Benjamin W. Heath                         Timothy L. Largay
    Director                                  Director


Dated:     March 28, 2000               Dated:     March 28, 2000
       ------------------------           --------------------------------------


By /s/ Arthur B. O'Donnell
    Arthur B. O'Donnell
    Director


Dated:     March 28, 2000
       ------------------------

                                INDEX TO EXHIBITS


     23.      (a)     Consent of Independent Petroleum Engineers

              (b)     Consent of Independent Auditors

     27.      Financial Data Schedule (EDGAR filing only)