Form 10-Q
period 2000-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 2000-05-12
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2000
                               -------------------------------------------------

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

   #505, 706 - 7th Avenue, S.W., Calgary, Alberta, Canada        T2P 0Z1
 ................................................................................
      (Address of principal executive offices)                  (Zip Code)

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,284,970 shares outstanding as of May 9, 2000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1    Financial Statements                                             Page
                                                                           ----
          Consolidated balance sheets at March 31, 2000 and
          December 31, 1999                                                  3

          Consolidated statements of operations and deficit for the three
          months ended March 31, 2000 and March 31, 1999                     4

          Consolidated statements of cash flows for the three months ended
          March 31, 2000 and March 31, 1999                                  5

          Notes to consolidated financial statements                         6

ITEM 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              9

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk         14

                           PART II - OTHER INFORMATION

ITEM 5    Other Information                                                 15

ITEM 6    Exhibits and Reports on Form 8-K                                  15

          Signatures                                                        16

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                               March 31,             December 31,
                                                                                  2000                   1999

------------------------------------------------------------------------------------------------------------------------------------
                                Assets                                           (unaudited)                (Note)

Current assets:
  Cash and cash equivalents                                                     $  3,160,452          $  3,045,530
  Marketable securities                                                                    -               568,374
  Accounts receivable                                                                414,527               360,752
  Other assets                                                                       305,460               307,519
                                                                              --------------        --------------
Total current assets                                                               3,880,439             4,282,175
                                                                               -------------         -------------

Oil and gas properties and equipment
  (full cost method)                                                               9,940,356            10,207,294
Future tax asset                                                                   1,772,972             1,583,475
                                                                               -------------         -------------
Total assets                                                                     $15,593,767           $16,072,944
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                             $     517,652         $     634,600
  Accrued liabilities                                                                 85,322                18,256
                                                                                    --------              --------
Total current liabilities                                                            602,974               652,856
                                                                                     -------               -------

Future site restoration costs                                                        148,509               174,696

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,284,970 shares                                                  14,284,970            14,284,970
  Contributed surplus                                                             26,502,342            26,502,342
                                                                                ------------          ------------
Total capital                                                                     40,787,312            40,787,312
  Deficit                                                                        (25,945,028)          (25,541,920)
                                                                                -------------         -------------
Total shareholders' equity                                                        14,842,284            15,245,392
                                                                                ------------          ------------
Total liabilities and shareholders' equity                                       $15,593,767           $16,072,944
                                                                                 ===========           ===========

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)

                                                                                      Three months ended
                                                                                          March 31,

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 2000                   1999
                                                                                (unaudited)             (Restated)
Revenues:
  Oil sales                                                                $          6,112        $        30,094
  Gas sales                                                                          20,550                 20,574
  Proceeds from carried interests                                                   299,999                 27,056
  Interest and other income                                                          44,563                 83,358
                                                                           ----------------       ----------------
                                                                                    371,224                161,082
                                                                            ---------------        ---------------
Costs and expenses:
  General and administrative                                                        390,194                359,597
  Legal                                                                             488,722                557,464
  Lease operating costs                                                              10,948                 30,763
  Depletion, depreciation, and amortization                                          67,500                105,900
  Foreign exchange loss (gain)                                                       (8,130)                36,926
  Rent                                                                               14,595                 14,422
                                                                           ----------------       ----------------
                                                                                    963,829              1,105,072
                                                                            ---------------         --------------
  Loss before income taxes                                                         (592,605)              (943,990)
  Income tax recovery                                                               189,497                 41,305
                                                                          -----------------     ------------------
Net loss                                                                           (403,108)              (902,685)

Deficit - beginning of period                                                   (25,541,920)           (22,540,496)
                                                                              --------------         --------------
Deficit - end of period                                                        $(25,945,028)          $(23,443,181)
                                                                               =============          =============

Average number of shares outstanding                                             14,284,970             14,234,740
                                                                                 ==========             ==========

Net loss per share (Basic & Fully Diluted)                                        $(.03)                 $(.06)
                                                                                  ======                 ======


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                                    Three months ended
                                                                                        March 31,

------------------------------------------------------------------------------------------------------------------------------------
                                                                               2000                   1999
                                                                            (unaudited)            (Restated)
Cash flows from operating activities:
    Net loss                                                                  $  (403,108)           $  (902,685)
    Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation, depletion and amortization                                     67,500                105,900
      Future site restoration costs                                               (26,187)                     -
      Future tax recovery                                                        (189,497)               (41,305)
    Change in current assets and liabilities:
      Accounts and interest receivable                                            (53,775)              (164,758)
      Other assets                                                                  2,059                 34,698
      Accounts payable                                                           (116,948)               (98,863)
      Accrued liabilities                                                          67,066                 48,610
                                                                             ------------          -------------
  Net cash used in operations                                                   ( 652,890)            (1,018,403)
                                                                              ------------           ------------

Cash flows from investing activities:
  Additions to oil and gas properties                                            (136,562)              (209,661)
  Proceeds from sale of properties                                                336,000                      -
  Sale of marketable securities                                                   568,374                 10,510
                                                                              -----------          -------------
Net cash provided by (used in) investing activities                               767,812               (199,151)
                                                                              -----------           -------------

Increase (decrease)in cash and cash equivalents                                   114,922             (1,217,554)
Cash and cash equivalents at the
  beginning of period                                                           3,045,530              6,208,634
                                                                              -----------            -----------
Cash and cash equivalents at the end of period                                 $3,160,452             $4,991,080
                                                                               ==========             ==========

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                 March 31, 2000
                         (Expressed in Canadian Dollars)


Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited. and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.  Revenue Recognition

          In December 1999, the Company filed a motion to have the Court of Queen's Bench direct the operator of the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. The motion was subsequently amended to include all of the defendants. On April 10, 2000, the trial court dismissed the Company's motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Company intends to appeal the decision to the Alberta Court of Appeal.

          In view of the Court's dismissal of the Company's motion, the Company does not intend to accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Based on the latest report from the operator of the Kotaneelee field, the Company believes its share of net revenues due the Company is as follows:

                                                                  Amounts                     Amounts
                                                                 due from                   deposited
                                                              all parties                   in escrow
Previously  reported                                             $412,374                    $136,728
January production                                                488,014                     161,807
                                                                  -------                     -------
Balance due                                                      $900,388                    $298,535
                                                                 ========                    ========

Note 3.  Accounting Policy Changes

         In 1999, under new recommendations of the Canadian Institute of Chartered Accountants, the Company retroactively adopted the liability method of accounting for income taxes.

     Under this  method  the  Company  records  income  taxes to give  effect to temporary  differences  between  the  carrying  amount  and the tax basis of the
Company's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in the Company's income taxes payable for the year or later period. Future income taxes are recorded at the enacted income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. Income tax expense is the tax payable for the period and the change during the period in future income tax and liabilities.


         Adoption of the liability method of accounting for income taxes resulted in changes to previously reported net income, net income per share and the balance sheet accounts, as follows:

                                                                                    1999
                                                                                  ------------
Net loss previously reported                                                        $(943,990)
Adjustment for the effect of the change in accounting method                            41,305
                                                                                  ------------
           Net loss as restated                                                      $(902,685)
                                                                                  -------------

Net loss per share previously reported                                                  $(.07)
Adjustment for the effect of the change in accounting method                               .01
                                                                                        ------
           Net loss per share as restated                                               $(.06)
                                                                                        ======


         If the tax allocation method of accounting for income taxes had been retained, the Company would have reported a net loss of $(592,605) or $(.04) per share for 2000.

Note 4.  Oil and Gas Properties

         During 1999, the Company's primary Alberta asset and revenue producing property was its heavy crude oil production and related facilities at Kitscoty. The Company sold its 10 % working interest to the operator for $336,000 effective October 1, 1999. The transaction was completed during February 2000 and the proceeds of sale were credited to oil and gas properties during the quarter ended March 31, 2000.


Note 5.    General and Administrative Expenses - Compensation

         Effective January 3, 2000, Mr. Ben A. Anderson was employed as Executive Vice President for a two year period at an annual salary of $ 120,000. Mr. Anderson also received options to purchase 75,000 Limited Voting Shares of the Company with 1/3 of the total vesting immediately , 1/3 vesting after one year and 1/3 vesting after two years. Mr. Anderson will also receive an annual vehicle allowance payment of $12,000. Mr. Anderson succeeded Mr. Ashton as President and CEO of the Company on April 1, 2000. Mr. Anderson was also appointed a director of the Company on the same da

Note 6.    Leases

         The future minimum rental payments and estimated operating costs applicable to the Company's noncancelable five year operating (office) lease which is effective June 1, 2000 are as follows:

                 Fiscal Year                               Amount

                    2000                                    $23,061
                    2001                                     39,534
                    2002                                     40,943
                    2003                                     41,949
                    2004                                     41,949
                    2005                                     17,478
                                                            --------
                    Total                                   $204,914
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

Liquidity and Capital Resources

         At March 31, 2000, the Company had approximately $3.2 million of cash and marketable securities available. Of this amount, approximately $1 million are held in U.S. marketable securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the three months ended March 31, 2000 decreased to $653,000 compared to $1,018,000 during the comparable 1999 period. The difference between the periods was caused primarily by the following:

                  Decrease in loss from operations           $ 287,000
                  Changes in accounts receivable and other      78,000
                  Net change in current liabilities                  -
                                                              ---------
                  Difference in net cash used in operations   $365,000
                                                              =========

          In December 1999, the Company filed a motion to have the Court of Queen's Bench direct the operator of the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. The motion was subsequently amended to include all of the defendants. On April 10, 2000, the trial court dismissed the Company's motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Company intends to appeal the decision to the Alberta Court of Appeal.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

          In view of the Court's dismissal of the Company's motion, the Company does not intend to accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Based on the latest report from the operator of the Kotaneelee field, the Company believes its share of net revenues due the Company is as follows:

                                        Amounts                      Amounts
                                        due from                    deposited
                                        all parties                 in escrow
Previously  reported                    $412,374                    $136,728
January production                       488,014                     161,807
                                         -------                     -------
Balance due                             $900,388                    $298,535
                                        ========                    ========

         The Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read for a detailed discussion of the Kotaneelee litigation.

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

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 2000 will be approximately $600,000. In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During the year 1999, the Company expended approximately $2.1 million in connection with the

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended March 31, 2000 vs. March 31, 1999

         The net loss for the quarter ended March 31, 2000 was $403,108 ($.03 per share) compared to a net loss of $902,685 ($.06 per share) for the 1999 period. A summary of revenue and expenses during the periods is as follows:

                                           2000                         1999                      Net Change
                                           ----                         ----                      ----------
Revenues                                $    371,224                 $    161,082                    $ 210,142
Costs and expenses                          (963,829)                  (1,105,072)                     141,243
Income tax recovery                          189,497                       41,305                      148,192
                                             -------                -------------                      -------
Net loss                                $   (403,108)                $   (902,685)                  $  499,577
                                        =============                =============                  ==========

         Oil sales decreased by 80% due primarily to a 94% decrease in production which was partially offset by a 206% increase in the average prices of crude oil sold. There was also a corresponding decrease in royalties paid by the Company. The Company sold the majority of its crude oil producing properties in 1998. The Company also sold its remaining heavy oil production in February 2000, effective as of October 1, 1999. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:


                                                      Three month period ended March 31,
                                         2000                                            1999
                                      ----------                                       ----------
                                     Average price                                   Average price
                          bbls          per bbl              Total         bbls         per bbl             Total
Oil sales                  178          $34.34               $ 6,000     2,752          $11.21              $31,000
Royalties paid                                                     -                                         (1,000)
                                                             -------                                        --------
Total                                                        $ 6,000                                        $30,000
                                                             =======                                        ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Gas sales remained the same in 2000. There was an 11% decrease in the number of units sold which was offset by an 11% increase in the average price for gas. Gas sales include royalty income which also remained the same in 2000. The Company sold the majority of its working interest gas properties in 1998. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:


                                                       Three month period ended March 31,
                                              2000                                             1999
                                            ---------                                        ----------
                                      Average price                                    Average price
                          mmcf           per mcf             Total          mmcf          per mcf             Total
Gas sales                  4.0            $1.96              $  7,000       4.5            $1.76              $  8,000
Royalty income                                                 15,000                                           15,000
Royalties paid                                                 (1,000)                                          (2,000)
                                                            ----------                                       ----------
Total                                                         $21,000                                          $21,000
                                                              =======                                          =======

         Proceeds from carried interests increased 1009% to $300,000 during 2000 compared to $27,000 in 1999 because gas prices increased 26% and unit sales increased 10%. Capital expenditures decreased 91% in 2000 from $161,000 to $14,000 during 1999 . The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                           1999                                            1998
                                         ---------                                       ----------
                                      Average price                                   Average price
                          mmcf           per mcf          Total           mmcf           per mcf           Total

Gas sales                  153            $3.51           $ 537,000        139            $2.79             $388,000
Royalty paid                                               (116,000)                                         (93,000)
Operating costs                                            (107,000)                                        (107,000)
Capital costs                                               (14,000                                         (161,000)
                                                            -------                                         ---------
Total                                                     $ 300,000                                          $27,000
                                                          =========                                          =======

         Interest and other income was 47% lower in 2000. Interest income decreased 46% from $72,000 in 1999 to $39,000 in the 2000 period because less funds were available for investment. In addition, the 2000 period includes proceeds from the sale of seismic data in the amount of $6,000 compared to $4,000 in 1999.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         General and administrative costs increased 9% in 2000 to $390,000 from $360,000 in 1999. The Company hired a new executive vice president effective January 1, 2000 which increased salary expense approximately $33,000.

         Legal expenses decreased 12% during 2000 to $489,000 from $557,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During the 2000 period, the Company presented its rebuttal evidence.

         Lease operating costs decreased 64% from $31,000 in 1999 to $11,000 in the 2000 period. The Company sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 36% in 2000 to $68,000 from $106,000 in 1999. The depletion rate in 2000 decreased by 32% from the 1999 rate. Also, the capital asset base in 2000 decreased 6% from 1999.

         A foreign exchange gain of $8,000 was recorded in 2000, compared to a loss of $31,000 in 1999 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6924 at December 31, 1999 compared to U.S. $.6899 at March 31, 2000.

         Income tax recovery increased by 359% to $ 189,000 in 2000 compared to $ 41,000 in 1999. During February 2000, the Company sold its heavy oil
production  properties.   Although  the  book  basis  of  the  Company's  assets
decreased, the tax basis of the assets were unaffected by the sale. .

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At March 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $ 2.8 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At March 31, 2000, the investments in the United States totaled $1 million .

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                                 March 31, 2000

Item 5.  Other Information

          In December 1999, the Company filed a motion to have the Court of Queen's Bench direct the operator of the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. The motion was subsequently amended to include all of the defendants. On April 10, 2000, the trial court dismissed the Company's motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Company intends to appeal the decision to the Alberta Court of Appeal.

         On April 24, 2000, the Company completed the presentation of rebuttal evidence and rested its case in its lawsuit against Amoco Canada and others.


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  None.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2000



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



                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                            Registrant




Date:  May 12  , 2000                      By  /s/ Kelly B. Johnson
                                             -----------------------------------
                                             Treasurer and Chief Financial and
                                             Accounting Officer