Form 10-Q
period 2000-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 2000-08-10
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2000
                               ----------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-3793
                       ----------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,284,970 shares outstanding as of August 10, 2000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1    Financial Statements                                             Page
                                                                           ----
          Consolidated balance sheets at June 30, 2000 and
          December 31, 1999                                                   3

          Consolidated statements of operations and deficit for the
          three and six months ended June 30, 2000 and June 30, 1999          4

          Consolidated statements of cash flows for the six months ended
          June 30, 2000 and June 30, 1999                                     5

          Notes to consolidated financial statements                          6

ITEM 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk          17

                           PART II - OTHER INFORMATION

ITEM 4    Submission of Matters to a Vote of Security Holders                18

ITEM 5    Other Information                                                  18

ITEM 6    Exhibits and Reports on Form 8-K                                   19

          Signatures                                                         20

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                                June 30,             December 31,
                                                                                  2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
                                Assets                                           (Unaudited)                (Note)
                                ------

Current assets:
  Cash and cash equivalents                                                     $  2,185,918          $  3,045,530
  Marketable securities                                                              291,342               568,374
  Accounts receivable                                                                346,398               360,752
  Other assets                                                                       289,155               307,519
                                                                              --------------        --------------
Total current assets                                                               3,112,813             4,282,175
                                                                               -------------         -------------

Oil and gas properties and equipment
  (full cost method)                                                               9,363,434            10,207,294
Future tax asset                                                                   1,826,000             1,583,475
                                                                               -------------         -------------
Total assets                                                                     $14,302,247           $16,072,944
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                             $     520,464         $     634,600
  Accrued liabilities                                                                180,600                18,256
                                                                                    --------              --------
Total current liabilities                                                            701,064               652,856
                                                                                     -------               -------

Future site restoration costs                                                        145,934               174,696

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,284,970 shares                                                  14,284,970            14,284,970
  Contributed surplus                                                             26,502,342            26,502,342
                                                                                ------------          ------------
Total capital                                                                     40,787,312            40,787,312
  Deficit                                                                        (27,332,063)          (25,541,920)
                                                                                -------------         -------------
Total shareholders' equity                                                        13,455,249            15,245,392
                                                                                ------------          ------------
Total liabilities and shareholders' equity                                       $14,302,247           $16,072,944
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

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                                Three months ended                          Six months ended
                                                                     June 30,                                   June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                       2000                   1999                 2000                 1999
                                                                            (Restated)                                (Restated)
Revenues:
  Oil sales                                       $      2,042             $    33,581         $      8,154         $     63,675
  Gas sales                                             23,665                   7,784               44,215               28,358
  Proceeds from carried interests                      249,555                 100,639              549,554              127,695
  Interest and other income                             36,976                  61,740               81,539              145,098
                                                        ------               ---------           ----------            ---------
  Total revenues                                       312,238                 203,744              683,462              364,826
                                                       -------            ------------           ----------           ----------

Costs and expenses:
  General and administrative                           453,433                 365,498              843,627              725,095
  Legal                                                620,766                 561,749            1,109,488            1,119,213
  Lease operating costs                                 10,383                  37,353               21,331               68,116
  Depletion, depreciation
   and amoritization                                    51,500                  82,300              119,000              188,200
 Foreign exchange loss (gain)                          (31,843)                 55,319              (39,973)              92,245
  Abandonments and write downs                         634,582                       -              634,582                    -
  Rent                                                  13,480                  14,329               28,075               28,751
                                                   -----------           -------------        -------------        -------------
  Total costs and expenses                           1,752,301               1,116,548            2,716,130            2,221,620
                                                     ---------             -----------          -----------          -----------
  Loss before income taxes                          (1,440,063)               (912,804)          (2,032,668)          (1,856,794)
  Income tax recovery                                   53,028                  31,891              242,525               73,196
                                                    ----------           -------------         ------------        -------------
Net loss                                            (1,387,035)               (880,913)          (1,790,143)          (1,783,598)
  Deficit - beginning of period                    (25,945,028)            (23,443,181)         (25,541,920)         (22,540,496)
                                                --------------          --------------       --------------       --------------
  Deficit - end of period                         $(27,332,063)           $(24,324,094)        $(27,332,063)        $(24,324,094)
                                                 =============           =============        =============        =============

Average number of shares outstanding                14,284,970              14,235,990           14,284,970           14,236,740
                                                    ==========              ==========           ==========           ==========
Net loss per share (Basic & Diluted)                     $(.10)                 $(.06)               $(.13)               $(.13)
                                                        ======                 ======               ======               ======

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                                     Six months ended
                                                                                         June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                               2000                   1999
                                                                            (Unaudited)            (Restated)
Cash flows from operating activities:
    Net loss                                                                $  (1,790,143)         $  (1,783,598)
    Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation, depletion and amortization                                    119,000                188,200
      Future site restoration costs                                               (28,762)                     -
      Future tax recovery                                                        (242,525)               (73,196)
      Abandonments and write downs                                                634,582                      -
    Change in current assets and liabilities:
      Accounts and interest receivable                                             14,354                (26,715)
      Other assets                                                                 18,364                 70,736
      Accounts payable                                                           (114,136)                46,862
      Accrued liabilities                                                         162,344                (45,532)
                                                                             ------------         ---------------
  Net cash used in operations                                                  (1,226,922)            (1,623,243)
                                                                              ------------           ------------

Cash flows from investing activities:
  Additions to oil and gas properties                                            (245,722)              (484,186)
  Proceeds from sale of properties                                                336,000                      -
  Sale of marketable securities                                                   277,032                751,511
                                                                              -----------          -------------
Net cash provided by investing activities                                         367,310                267,325
                                                                              -----------          -------------

Cash flows from financing activities:
  Exercise of stock options                                                             -                 35,000
                                                                       ------------------         --------------

Decrease in cash and cash equivalents                                            (859,612)            (1,320,918)
Cash and cash equivalents at the
  beginning of period                                                           3,045,530              6,208,634
                                                                              -----------            -----------
Cash and cash equivalents at the end of period                                 $2,185,918             $4,887,716
                                                                               ==========             ==========

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                                  June 30, 2000
                         (Expressed in Canadian Dollars)


Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited. and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

          In view of the Court's dismissal of the Company's motion, the Company will not accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the Operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The July 2000 report provided information for production during the month of April 2000. Based on the reported data, the Company believes the total amount due the Company is $2,702,470 of which $896,038 has been deposited in escrow.

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

         Adoption of the liability method of accounting for income taxes resulted in changes to previously reported net income, net income per share and the balance sheet accounts, as follows:

                                                                                         June 30, 1999
                                                                                    Three months Six months
------------------------------------------------------------------------------------------------------------------------------------
Net loss previously reported                                                        $(912,804)        $(1,856,794)
Adjustment for the effect of the change in accounting method                            31,891              73,196
                                                                                  ------------      --------------
           Net loss as restated                                                      $(880,913)        $(1,783,598)
                                                                                     ==========        ============

Net loss per share previously reported                                                  $(.06)              $(.13)
Adjustment for the effect of the change in accounting method                                 -                   -
                                                                                         -----               -----
           Net loss per share as restated                                               $(.06)              $(.13)
                                                                                        ======              ======

         If the tax allocation method of accounting for income taxes had been retained, the Company would have reported a net loss of $(1,440,063) or $(.10) per share for the three months ended June 30, 2000 and a net loss of $(2,032,688) or $(.14) per share for the six months ended June 30, 2000.

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


Note 5.    General and Administrative Expenses - Compensation

     Effective January 3, 2000, Mr. Ben A. Anderson was employed as Executive Vice President for a two year period at an annual salary of $ 120,000. Mr. Anderson also received options to purchase 75,000 Limited Voting Shares of the Company with 1/3 of the total vesting immediately, 1/3 vesting after one year and 1/3 vesting after two years. Mr. Anderson will also receive an annual vehicle allowance payment of $12,000. Mr. Anderson succeeded Mr. Ashton as President and CEO of the Company on April 1, 2000. Mr. Anderson was also appointed a director of the Company on the same date.

Note 6.    Leases

     At June 30, 2000, the future minimum rental payments and estimated operating costs applicable to the Company's noncancelable five year operating (office) lease which was effective June 1, 2000 are as follows:

                 Fiscal Year                               Amount

                    2000                                    $19,766
                    2001                                     39,534
                    2002                                     40,943
                    2003                                     41,949
                    2004                                     41,949
                    2005                                     17,478
                                                           ---------
                   Total                                   $201,619
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

Liquidity and Capital Resources

         At June 30, 2000, the Company had approximately $2.5 million of cash and marketable securities available. Of this amount, approximately $875,000 are held in U.S. marketable securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the six months ended June 30, 2000 decreased to $1,227,000 compared to $1,623,000 during the comparable 1999 period. The difference between the periods was caused primarily by the following:

                  Decrease in loss from operations            $ 360,000
                  Changes in accounts receivable and other      (11,000)
                  Net change in current liabilities              47,000
                                                              ---------
                  Difference in net cash used in operations   $ 396,000
                                                              =========

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

          In view of the Court's dismissal of the Company's motion, the Company will not accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the Operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The July 2000 report provided information for production during the month of April 2000. Based on the reported data, the Company believes the total amount due the Company is $2,702,470 of which $896,038 has been deposited in escrow.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 2000 will be approximately $600,000 ($246,000 spent to date). In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During the year 1999, the Company expended approximately $2.1 million in connection with the Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended June 30, 2000 vs. June 30, 1999

         The net loss for the quarter ended June 30, 2000 was $1,387,035 ($.10 per share) compared to a net loss of $880,913 ($.06 per share) for the 1999 period. A summary of revenue and expenses during the periods is as follows:

                                           2000                         1999                      Net Change
                                           ----                         ----                      ----------
Revenues                                $    312,238                 $    203,744                    $ 108,494
Costs and expenses                        (1,752,301)                  (1,116,548)                    (635,753)
Income tax recovery                           53,028                       31,891                       21,137
                                    ----------------               --------------               --------------
Net loss                               $  (1,387,035)                $   (880,913)                $   (506,122)
                                       ==============                =============                =============

         Oil sales decreased by 94% in 2000. Royalty income increased from nil in 1999 to $2,000 in 2000. The Company sold the majority of its crude oil producing properties in 1998 and also sold its remaining heavy oil production in February 2000. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

                                                      Three month period ended June 30,
                                             2000                                            1999
                                     Average price                                  Average price
                          bbls          per bbl             Total         bbls         per bbl             Total
                          ----          -------             -----         ----         -------             -----
Oil sales                                                       -         2,354          $15.97              $38,000
Royalty income                                              2,000                                                  -
Royalties paid                                                  -                                             (4,000)
                                                     ------------                                           ---------
Total                                                     $ 2,000                                            $34,000
                                                          =======                                            =======

         Gas sales increased 204% in 2000. There was a 40% increase in the number of units sold and a 151% increase in the average price for gas. Gas sales include royalty income which also increased 67%. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Three month period ended June 30,
                                              2000                                             1999
                                      Average price                                    Average price
                          mmcf           per mcf             Total          mmcf          per mcf             Total
                          ----           -------             -----          ----          -------             -----
Gas sales                  1.4            $3.16              $  5,000       1.0            $1.26              $  2,000
Royalty income                                                 20,000                                           12,000
Royalties paid                                                 (1,000)                                          (6,000)
                                                            ----------                                         --------
Total                                                         $24,000                                           $8,000
                                                              =======                                           ======

         Proceeds from carried interests increased 148% to $250,000 during 2000 compared to $101,000 in 1999 because gas prices increased 50%. Capital expenditures decreased 98% in 2000 to $1,000 from $62,000 during 1999. Unit sales decreased 8% and partially offset the above increases in revenues. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                           Three months ended June 30,
                                           2000                                            1999
                                      Average price                                   Average price
                          mmcf           per mcf          Total           mmcf           per mcf           Total
                          ----           -------          -----           ----           -------           -----

Gas sales                  128            $3.45           $ 442,000        139            $2.30             $320,000
Oil sales                                                     5,000                                           20,000
Royalty paid                                               (102,000)                                         (62,000)
Operating costs                                             (94,000)                                        (116,000)
Capital costs                                                (1,000)                                         (61,000)
                                                        ------------                                        ---------
Total                                                     $ 250,000                                       $  101,000
                                                          =========                                       ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Interest and other income was 40% lower in 2000. Interest income decreased 38% from $60,000 in 1999 to $37,000 in the 2000 period because less funds were available for investment. In addition, the 2000 period includes no proceeds from the sale of seismic data compared to $2,000 in 1999.

         General and administrative costs increased 24% in 2000 to $453,000 from $365,000 in 1999. The Company hired a new executive vice president effective January 1, 2000 which increased salary expense approximately $33,000. In addition, the 2000 period includes a $38,000 severance payment to the former Secretary-Treasurer. The cost of printing and mailing costs in connection with the annual meeting also increased $38,000 during the 2000 period.

         Legal expenses increased 11% during 2000 to $621,000 from $562,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During the 2000 period, the Company prepared and filed its written closing arguments.

         Lease operating costs decreased 72% from $37,000 in 1999 to $10,000 in the 2000 period. The Company sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 37% in 2000 to $52,000 from $82,000 in 1999. The depletion rate in 2000 decreased by 32% from the 1999 rate. Also, the capital asset base in 2000 decreased 6% from 1999.

          A foreign exchange gain of $32,000 was recorded in 2000, compared to a loss of $55,000 in 1999 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6899 at March 31, 2000 compared to U.S. $.6759 at June 30, 2000.

         Abandonments and write downs increased to $635,000 during the 2000 period. The Company's investment in the Texas project was written down to a nominal value during the second quarter because the project was deemed to be uneconomic.

     Income tax recovery increased by 66% to $53,000 in 2000 compared to $32,000 in 1999. The increased recovery reflects an increase in the excess of tax deductible resource expenditures relative to the carrying value of the Company's oil and gas properties.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))


Six month period ended June 30, 2000 vs. June 30, 1999

         The net loss for the six month period ended June 30, 2000 was $1,790,143 ($.13 per share) compared to a net loss of $1,783,598 ($.13 per share) for the 1999 period. A summary of revenue and expenses during the periods is as follows:

                                           2000                         1999                      Net Change
                                           ----                         ----                      ----------
Revenues                                $    683,462                 $    364,826                    $ 318,636
Costs and expenses                        (2,716,130)                  (2,221,620)                    (494,510)
Income tax recovery                          242,525                       73,196                      169,329
                                      --------------             ----------------                  -----------
Net loss                               $  (1,790,143)              $   (1,783,598)                $     (6,545)
                                       ==============              ===============                =============

         Oil sales decreased by 87% due primarily to a 97% decrease in the number of units sold which was partially offset by a 156% increase in the average prices of crude oil sold. There was also a corresponding decrease in royalties paid by the Company. In 2000 royalty income increased from nil in 1999 to $2,000. The Company sold the majority of its crude oil producing properties in 1998 and also sold its remaining heavy oil production in February 2000. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                     Six month period ended June 30,
                                             2000                                            1999
                                     Average price                                  Average price
                          bbls          per bbl             Total         Bbls         per bbl             Total
                          ----          -------             -----         ----         -------             -----
Oil sales                  178          $34.34                $6,000     5,093          $13.44              $68,000
Royalty income                                                 2,000
Royalties paid                                                     -                                         (4,000)
                                                        ------------                                       ---------
Total                                                        $ 8,000                                        $64,000
                                                             =======                                        =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         Gas sales increased 56% in 2000. There was a 13% increase in the average price for gas. Gas sales include royalty income which increased 30% in 2000. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Six month period ended June 30,
                                              2000                                             1999
                                      Average price                                    Average price
                          mmcf           per mcf             Total          mmcf          per mcf             Total
                          ----           -------             -----          ----          -------             -----
Gas sales                  5.0            $2.32              $ 11,000       5.0            $2.06               $ 9,000
Royalty income                                                 35,000                                           27,000
Royalties paid                                                 (2,000)                                          (8,000)
                                                            ----------                                       ----------
Total                                                         $44,000                                          $28,000
                                                              =======                                          =======

         Proceeds from carried interests increased 330% to $550,000 during 2000 compared to $128,000 in 1999 because gas prices increased 38%. Capital expenditures decreased 94% in 2000 to $14,000 from $222,000 during 1999. Unit sales decreased 46% and partially offset the increase in revenues above. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Six month period ended June 30,
                                           2000                                            1999
                                      Average price                                   Average price
                          mmcf           per mcf          Total           mmcf           per mcf           Total
                          ----           -------          -----           ----           -------           -----

Gas sales                 281            $3.51           $ 979,000        285            $2.55             $708,000
Oil Sales                                                     5,000                                           20,000
Royalty paid                                               (218,000)                                        (155,000)
Operating costs                                            (201,000)                                        (223,000)
Capital costs                                               (15,000                                         (222,000)
                                                            -------                                         ---------
Total                                                     $ 550,000                                         $128,000
                                                          =========                                         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Interest and other income was 44% lower in 2000. Interest income decreased 46% from $132,000 in 1999 to $76,000 in the 2000 period because less funds were available for investment. In addition, the 2000 period includes proceeds from the sale of seismic data in the amount of $6,000 compared to $6,000 in 1999.

         General and administrative costs increased 16% in 2000 to $844,000 from $725,000 in 1999. The Company hired a new executive vice president effective January 1, 2000 which increased salary expense approximately $66,000. In addition the 2000 period includes a $38,000 severance payment to the former Secretary-Treasurer. The costs of printing and mailing costs in connection with the annual meeting also increased $45,000 during the 2000 period.

         Legal expenses decreased 1% during 2000 to $1,109,000 from $1,119,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During the 2000 period, the Company presented its rebuttal evidence and completed and filed its written closing argument.

         Lease operating costs decreased 69% from $68,000 in 1999 to $21,000 in the 2000 period. The Company sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 37% in 2000 to $119,000 from $188,000 in 1999. The depletion rate in 2000 decreased by 32% from the 1999 rate. Also, the capital asset base in 2000 decreased 6% from 1999.

        A foreign exchange gain of $40,000 was recorded in 2000, compared to a loss of $92,000 in 1999 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6924 at December 31, 1999 compared to U.S. $.6759 at June 30, 2000.

    Abandonments and write downs increased to $635,000 during the 2000 period. The Company's investment in the Texas project was written down to a nominal value during the second quarter because the project was deemed to be uneconomic.

         Income tax recovery increased by 231% to $ 243,000 in 2000 compared to $73,000 in 1999. The largest component of the increased income tax recovery is due to adjustments in finalizing the 1999 income tax return.



Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At June 30, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $2.5 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At June 30, 2000, the investments held in the United States totaled $874,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                                  June 30, 2000

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) On June 21, 2000, the Company held its Annual General Meeting of Shareholders.

      (b) M. Anthony Ashton was reelected a director of the Company. The vote was as follows:

               For                         379,226
               Withheld                     23,910

      (c) The firm of Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2000. The vote was as follows:

               For                         387,909
               Against                       5,571
               Abstain                       9,656

Item 5.  Other Information

     Effective July 31, 2000, Mr. Kelly B. Johnson has resigned as
Secretary, Treasurer and Chief Financial and Accounting Officer of the Company.

     Mr. David Blain, age 55, a Canadian Chartered Accountant, has been elected Secretary, Treasurer and Chief Financial and Accounting Officer of the Company effective August 1, 2000. Mr. Blain has been involved with accounting, income taxes, corporate planning and finance matters in Western Canada for the past 30 years. Mr. Blain is an independent consultant to oil and gas companies in the Calgary area and will serve the Company on a part-time basis. He has been associated with Clarkson Gordon & Co. and Hudson's Bay Oil & Gas Ltd. He served with Star Oil & Gas Ltd., a Calgary based oil and gas company, in various capacities from 1979 to 1997 and most recently was Vice President, Finance of that company.

Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  On April 24, 2000 the Company filed a Current Report on Form 8-K to report that on April 10, 2000 the Court of Queen's Beach, Calgary, Canada dismissed the Company's motion to direct the defendants in the Kotaneelee gas field litigation to make timely payments of all current and future amounts due from its share of field revenues.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                  June 30, 2000



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



                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                           Registrant




Date:  August 10, 2000                   By  /s/  David Blain
                                                ----------------
                                                  David Blain
                                                  Treasurer and Chief Financial
                                                  and Accounting Officer