Form 10-Q
period 2000-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 2000-11-14
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                               -------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-3793
                       --------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,284,970 shares outstanding as of November 10, 2000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                              Page
                                                                           ----
         Consolidated balance sheets at September 30, 2000 and
         December 31, 1999                                                   3

         Consolidated statements of operations and deficit for the three and
         nine months ended September 30, 2000 and September 30, 1999         4

         Consolidated statements of cash flows for the nine months ended
         September 30, 2000 and September 30, 1999                           5

         Notes to consolidated financial statements                          6

ITEM 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk          17

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                  18

ITEM 6   Exhibits and Reports on Form 8-K                                   18

         Signatures                                                         19

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                             September 30,           December 31,
                                                                                  2000                   1999
                                                                          --------------------------------------------
                                Assets                                           (Unaudited)                (Note)
                                ------

Current assets:
  Cash and cash equivalents                                                     $  1,698,600          $  3,045,530
  Marketable securities                                                                    -               568,374
  Accounts receivable                                                                438,063               360,752
  Other assets                                                                       543,788               307,519
                                                                               -------------         -------------
Total current assets                                                               2,680,451             4,282,175
                                                                                 -----------          ------------

Oil and gas properties and equipment
  (full cost method)                                                               9,407,222            10,207,294
Future tax asset                                                                   1,649,000             1,583,475
                                                                                 -----------           -----------
Total assets                                                                     $13,736,673           $16,072,944
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                             $     445,266         $     634,600
  Accrued liabilities                                                                211,422                18,256
                                                                                    --------              --------
Total current liabilities                                                            656,688               652,856
                                                                                     -------               -------

Future site restoration costs                                                        137,675               174,696

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,284,970 shares                                                  14,284,970            14,284,970
  Contributed surplus                                                             26,502,342            26,502,342
                                                                                ------------          ------------
Total capital                                                                     40,787,312            40,787,312
  Deficit                                                                        (27,845,002)          (25,541,920)
                                                                                -------------         -------------
Total shareholders' equity                                                        12,942,310            15,245,392
                                                                                ------------          ------------
Total liabilities and shareholders' equity                                       $13,736,673           $16,072,944
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

                         CANADA SOUTHERN PETROLEUM LTD.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                           Three months ended                         Nine months ended
                                                               September 30,                              September 30,
                                                   -------------------------------------------------------------------------
                                                    2000                   1999                 2000                 1999
                                                   -------------------------------------------------------------------------
                                                                        (Restated)                                (Restated)
                                                                         (Note 3)                                   (Note 3)
Revenues:
  Oil sales                                  $      6,276             $    39,461        $      14,430         $    103,136
  Gas sales                                       115,895                   1,981              160,110               30,339
  Proceeds from carried interests                 310,026                 178,471              859,580              306,166
  Interest and other income                        46,034                  54,123              127,573              199,221
                                                   ------               ---------          -----------            ---------
  Total revenues                                  478,231                 274,036            1,161,693              638,862
                                                  -------            ------------         ------------           ----------

Costs and expenses:
  General and administrative                      293,160                 216,981            1,164,862              970,827
  Legal                                           452,736                 354,039            1,562,224            1,473,252
  Lease operating costs                            19,968                  50,024               41,299              118,140
  Depletion, depreciation
     and amortization                              58,500                  91,500              177,500              279,700
  Foreign exchange loss (gain)                    (10,194)                (50,511)             (50,167)              41,734
  Abandonments and write downs                          -                       -              634,582                    -
                                                ---------            ------------         ------------         ------------
  Total costs and expenses                        814,170                 662,033            3,530,300            2,883,653
                                                ---------            ------------          -----------          -----------
  Loss before income taxes                       (335,939)               (387,997)          (2,368,607)          (2,244,791)
  Income tax recovery (provision)                (177,000)                 35,377               65,525              108,573
                                               -----------            -----------          -----------        -------------
Net loss                                         (512,939)               (352,620)          (2,303,082)          (2,136,218)
  Deficit - beginning of period               (27,332,063)            (24,324,094)         (25,541,920)         (22,540,496)
                                              ------------            ------------         ------------       --------------
  Deficit - end of period                    $(27,845,002)           $(24,676,714)        $(27,845,002)        $(24,676,714)
                                             =============           =============        =============        =============

Average number of shares outstanding           14,284,970              14,255,490           14,284,970           14,234,740
                                               ==========              ==========           ==========           ==========

Net loss per share (basic & diluted)                $(.04)                 $(.02)               $(.16)               $(.15)
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                          ------------------------------------------
                                                                                 2000                   1999
                                                                              (Unaudited)            (Restated)
Cash flows from operating activities:
    Net loss                                                                $  (2,303,082)         $  (2,136,218)
    Adjustments to reconcile net loss
    to net cash used in operating activities
      Depreciation, depletion and amortization                                    177,500                279,700
      Future site restoration costs                                               (37,021)               (35,181)
      Future tax recovery                                                         (65,525)              (108,573)
      Abandonments and write downs                                                634,582                      -
    Change in current assets and liabilities:
      Accounts and interest receivable                                            (77,311)               (83,443)
      Other assets                                                                (33,881)               (28,726)
      Accounts payable                                                           (189,334)               (16,915)
      Accrued liabilities                                                         193,166               (117,448)
                                                                               -----------           ------------
  Net cash used in operations                                                  (1,700,906)            (2,246,804)
                                                                               -----------           ------------

Cash flows from investing activities:
  Additions to oil and gas properties                                            (348,010)              (746,428)
  Proceeds from sale of properties                                                336,000                      -
  Sale of marketable securities                                                   568,374                751,511
                                                                                ---------               --------
Net cash provided by investing activities                                         556,364                  5,083
                                                                                ---------               --------

Cash flows from financing activities:
  Other assets                                                                   (202,388)                     -
  Exercise of stock options                                                             -                286,444
                                                                                ---------              ---------
Net cash provided by (used in) investing activities                              (202,388)               286,444
                                                                                 ---------               -------

Decrease in cash and cash equivalents                                          (1,346,930)            (1,955,277)
Cash and cash equivalents at beginning of period                                3,045,530              6,208,634
                                                                                ---------             ----------
Cash and cash equivalents at the end of period                                 $1,698,600             $4,253,357
                                                                               ==========             ==========

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

                               September 30, 2000
                         (Expressed in Canadian Dollars)


Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited. and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.  Revenue Recognition

          In December 1999, the Company filed a motion to have the Court of Queen's Bench direct the working interest parties in the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. During April 2000, the trial court dismissed the Company's motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Alberta Court of Appeal in Canada recently stayed the Company's appeal. See Item 5. - Other Information.

          In view of the Court's decisions, the Company's motion, the Company will not accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the Operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The October 2000 report provided information for production during the month of July 2000. Based on the reported data, the Company believes the total amount due the Company is $6,101,777, of which $2,023,121 has been deposited in escrow.

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

         Adoption of the liability method of accounting for income taxes resulted in changes to previously reported net income, net income per share and the balance sheet accounts, as follows:

                                                                                       September 30, 1999
                                                                                --------------------------------------
                                                                                    Three months      Nine months
                                                                                --------------------------------------
Net loss previously reported                                                         $(387,997)        $(2,244,791)
Adjustment for the effect of the change in accounting method                            35,377             108,573
                                                                                     ----------        ------------
           Net loss as restated                                                      $(352,620)        $(2,136,218)
                                                                                     ==========        ============

Net loss per share previously reported                                                   $(.03)              $(.16)
Adjustment for the effect of the change in accounting method                               .01                 .01
                                                                                        ------              ------
           Net loss per share as restated                                               $(.02)              $(.15)
                                                                                        ======              ======

         If the tax allocation method of accounting for income taxes had been retained, the Company would have reported a net loss of $(335,939) or $(.02) per share for the three months ended September 30, 2000 and a net loss of $(2,368,607) or $(.17) per share for the nine months ended September 30, 2000.

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

Note 6.    Leases

         At September 30, 2000, the future minimum rental payments and estimated operating costs applicable to the Company's noncancelable five year operating (office) lease which was effective June 1, 2000 total $ 191,478 and are as follows: $ 9,883 in 2000, $39,534 in 2001, $40,943 in 2002, $41,949 in 2003,
$41,949 in 2004 and $17,478 in 2005.

Note 7.  Contingent Liabilities

         The operator of the Company's Buick Creek properties in British Columbia has notified the Company that it has miscalculated the Company's share of net revenues during the last six years and has overpaid the Company. The Company currently understands the operator's claim to be approximately $900,000. Based upon the operative agreement and other information, the Company does not believe the claim has merit and has so advised the operator. The operator has indicated an intent to withhold approximately one-half of any future payments due the Company from these properties.

Note 8.  Limited Voting Shares and Stock Options

         On September 25, 2000, the Company filed a preliminary registration statement with both the U.S. Securities and Exchange Commission and various Canadian securities commissions for a rights offering to its shareholders of its limited voting shares. The number of shares to be sold, the purchase price and the terms have not yet been determined. The costs incurred relating to the offering totaled approximately $202,000 at September 30, 2000 and are included in other assets.


         Following is a summary of option transactions since December 31, 1999:


Options Outstanding                     Expiration Dates            Number of Shares            Option Prices ($)
-------------------                     ----------------            ----------------            -----------------
 December 31, 1999                   Nov. 2000 - Jan. 2004                523,500         $6.92 weighted average
   Granted                                 Jan. 2000                       75,000                     8.36
                                                                           ------
 September 30, 2000                  Nov. 2000 - Jan. 2004                598,500         $7.10 weighted average
                                                                          =======




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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

Liquidity and Capital Resources

         At September 30, 2000, the Company had approximately $1.7 million of cash and marketable securities available. Of this amount, approximately $444,000 are held in U.S. marketable securities which are subject to exchange fluctuations. These funds are expected to be used for general corporate purposes, including exploration and to continue the Kotaneelee field litigation.

         Cash flow used in operations during the nine months ended September 30, 2000 decreased to $1,701,000 compared to $2,247,000 during the comparable 1999 period. The difference between the periods was caused primarily by the following:

                  Decrease in loss from operations            $ 407,000
                  Changes in accounts receivable and other        1,000
                  Net change in current liabilities             138,000
                                                             ----------
                  Difference in net cash used in operations   $ 546,000
                                                              =========

          In December 1999, the Company filed a motion to have the Court of Queen's Bench direct the working interest parties in the Kotaneelee gas field to make timely payments of all current and future amounts due from its share of the Kotaneelee gas field revenues. During April 2000, the trial court dismissed the Company's motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. The Alberta Court of Appeal in Canada recently stayed the Company's appeal. See Item 5. - Other Information.

          In view of the Court's decisions, the Company's motion, the Company will not accrue any revenues from the Kotaneelee gas field until collection of the amounts due is reasonably assured.

         Since March 2000, the Operator of the Kotaneelee field has been reporting the amount of the Company's share of net revenues being deposited in escrow. The October 2000 report provided information for production during the month of July 2000. Based on the reported data, the Company believes the total amount due the Company is $6,101,777, of which $2,023,121 has been deposited in escrow.

         The Company's Annual Report on Form 10-K for the year ended December 31, 1999 should be read for a detailed discussion of the Kotaneelee litigation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         A significant proportion of the Company's property interests are covered by carried interest agreements, which provide that expenditures made by the operator are recouped solely out of revenues from production. Major capital expenditures made by the operators have an impact on the Company's cash flow from operations as no revenues are reported or received until the capital costs have been recovered by the operator. The Kotaneelee gas field and certain properties in the Fort Nelson, British Columbia area in which the Company has carried interests have reached pay out status. Proceeds from these carried interests (except from the Kotaneelee gas field)plus oil and gas sales from working interest properties are the Company's major sources of working capital.

         The Company is currently evaluating and expects to continue to evaluate oil and gas properties and may make investments in such properties utilizing cash on hand. The Company anticipates that its capital expenditures for land acquisitions and drilling for 2000 will be approximately $500,000 ($348,000 spent to date). In addition, substantial continuing expenses are expected to be incurred in connection with the Kotaneelee Litigation. During the year 1999, the Company expended approximately $2.1 million in connection with the Kotaneelee Litigation which has been the principal cause of the Company's losses since 1991.

Results of Operations

         Three month period ended September 30, 2000 vs. September 30, 1999

         A summary of revenues and expenses during the periods is as follows:

                                                            2000                         1999                      Net Change
                                                            ----                         ----                      ----------
Revenues                                              $    478,231                 $    274,036                    $ 204,195
Costs and expenses                                        (814,170)                    (662,033)                    (152,137)
Income tax (provision) recovery                           (177,000)                      35,377                     (212,377)
                                                        -----------                 ------------                  ------------
Net loss                                                $ (512,939)                 $  (352,620)                $   (160,319)
                                                        ===========                 ============                =============
EPS (basic and diluted)                                    $ (.04)                    $ (.02)                         $ (.02)
                                                           =======                     =======                        =======

         Oil sales decreased by 84% in 2000. The Company sold the majority of its crude oil producing properties in 1998 and also sold its remaining heavy oil production in February 2000. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels ("bbls") (before deducting royalties)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Cont'd)

and the average price per barrel sold during the periods indicated were as follows:

                                                    Three month period ended September 30,
                                        2000                                            1999
                                     Average price                                  Average price
                          bbls          per bbl             Total         bbls         per bbl             Total
                          ----          -------             -----         ----         -------             -----
Oil sales                  74           $42.35                $3,000     1,514          $29.96              $45,000
Royalty income                                                 3,000                                          1,000
Royalties paid                                                     -                                         (6,000)
                                                             -------                                        -------
Total                                                        $ 6,000                                        $40,000
                                                             =======                                        =======

         Gas sales increased 5750% in 2000. There was a 64% increase in the number of units sold and a 262% increase in the average price for gas. Gas sales include royalty income which also increased 67%. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                     Three month period ended September 30,
                                          2000                                             1999
                                      Average price                                    Average price
                          mmcf           per mcf             Total          Mmcf          per mcf             Total
                          ----           -------             -----          ----          -------             -----
Gas sales                  18             $5.87             $106,000          11           $1.62               $18,000
Royalty income                                                 35,000                                           14,000
Royalties paid                                                (25,000)                                         (30,000)
                                                             --------                                           ------
Total                                                        $116,000                                           $2,000
                                                             ========                                           ======

         Proceeds from carried interests increased 110% to $310,000 during 2000 compared to $178,000 in 1999 primarily because the number of units sold increased 34% and gas prices increased 37%. The disputed deduction represents the operator's intent to recover a disputed amount from current and future revenues. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                          Three months ended September 30,
                                               2000                                         1999
                                           Average price                                 Average price
                                 mmcf         per mcf            Total         mmcf         per mcf           Total
                                 ----         -------            -----         ----         -------           -----

Gas sales                         174          $3.55            $ 617,000       130          $2.59             $337,000
Oil sales                                                           3,000                                         2,000
Royalty paid                                                     (161,000)                                      (65,000)
Operating costs                                                   (82,000)                                      (76,000)
Capital costs                                                      (2,000)                                      (20,000)
Disputed deduction                                                (65,000)                                            -
                                                                 --------                                       --------
Total                                                           $ 310,000                                       $178,000
                                                                 ========                                       ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Interest and other income was 15% lower in 2000. Interest income decreased 38% from $52,000 in 1999 to $30,000 in the 2000 period because less funds were available for investment. In addition, the 2000 period includes $16,000 from the sale of seismic data compared to $2,000 in 1999.

         General and administrative costs increased 35% in 2000 to $293,000 from $217,000 in 1999. The Company hired a new executive vice president effective January 1, 2000 which increased salary expense approximately $33,000. In addition, the 2000 period includes an increase of approximately $27,000 in consulting fees. The 1999 period also included a $16,000 nonrecurring tax refund.

         Legal expenses increased 28% during 2000 to $453,000 from $354,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During the 2000 period, the Company prepared and filed its written closing arguments.

         Lease operating costs decreased 60% from $50,000 in 1999 to $20,000 in the 2000 period. The Company sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 36% in 2000 to $59,000 from $92,000 in 1999 because the Company sold its remaining heavy oil production properties during February 2000.

     A foreign exchange gain of $10,000 was recorded in 2000, compared to a gain of $51,000 in 1999 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6655 at September 30, 2000 compared to U.S. $.6759 at June 30, 2000.

         Income tax expense changed from a recovery of $35,000 in 1999 to a provision of $177,000 in 2000, as a result of an adjustment in the quarter which reduced the amount of deductions to be taken as a recovery. The remaining deductions not taken as a recovery are subject to a valuation reserve since there is considerable risk that these deductions will not be realized

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)


Nine month period ended September 30, 2000 vs. September 30, 1999

         A summary of revenues and expenses during the periods is as follows:

                                                  2000                         1999                       Net Change
                                                  ----                         ----                       ----------
Revenues                                      $   1,161,693                 $    638,862                    $ 522,831
Costs and expenses                               (3,530,300)                  (2,883,653)                    (646,647)
Income tax recovery                                  65,525                      108,573                      (43,048)
                                               -------------              --------------                    ----------
Net loss                                      $  (2,303,082)                $ (2,136,218)                   $(166,864)
                                               =============              ==============                    ==========
EPS (basic and diluted)                             $ .16                         $ .15                         $ .01
                                                    =====                         =====                         =====

         Oil sales decreased by 86%. The Company sold the majority of its crude oil producing properties in 1998 and also sold its remaining heavy oil production in February 2000. Since the Company has disposed of most of its producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                    Nine month period ended September 30,
                                         2000                                            1999
                                     Average price                                  Average price
                          bbls          per bbl             Total         Bbls         per bbl             Total
                          ----          -------             -----         ----         -------             -----
Oil sales                  252          $36.05               $ 9,000     6,607          $17.23             $114,000
Royalty income                                                 5,000                                          1,000
Royalties paid                                                      -                                       (12,000)
                                                          ----------                                      ---------
Total                                                        $14,000                                       $103,000
                                                            ========                                       ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         Gas sales increased 428% in 2000. There was a 44% increase in the number of units sold and a 186% increase in the average price for gas. Gas sales include royalty income which increased 71% in 2000. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                      Nine month period ended September 30,
                                          2000                                             1999
                                      Average price                                    Average price
                          mmcf           per mcf             Total          mmcf          per mcf             Total
                          ----           -------             -----          ----          -------             -----
Gas sales                  23             $5.09             $ 117,000        16            $1.78              $ 27,000
Royalty income                                                 70,000                                           41,000
Royalties paid                                                (27,000)                                         (38,000)
                                                            ---------                                         --------
Total                                                        $160,000                                          $30,000
                                                             ========                                          =======

         Proceeds from carried interests increased 180% to $860,000 during 2000 compared to $306,000 in 1999 because gas prices increased 38% and the number of units sold increased 13%. Capital expenditures decreased 93% in 2000 to $17,000 from $242,000 during 1999. The disputed deduction represents the operator's intent to recover a disputed amount from current and future revenues. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                         Nine month period ended September 30,
                                                 2000                                          1999
                                             Average price                                Average price
                                  mmcf          per mcf           Total         Mmcf         per mcf          Total
                                  ----          -------           -----         ----         -------          -----

Gas sales                         455            $3.51           $1,596,000      408          $2.55          $1,044,000
Oil Sales                         208            40.49                8,000     1,344         16.57              22,000
Royalty paid                                                       (380,000)                                   (220,000)
Operating costs                                                    (282,000)                                   (298,000)
Capital costs                                                       (17,000)                                   (242,000)
Disputed deduction                                                  (65,000)                                          -
                                                                   --------                                    --------
Total                                                             $ 860,000                                    $306,000
                                                                  =========                                    ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Interest and other income was 36% lower in 2000. Interest income decreased 37% from $193,000 in 1999 to $106,000 in the 2000 period because less funds were available for investment. In addition, the 2000 period includes proceeds from the sale of seismic data in the amount of $22,000 compared to $6,000 in 1999.

         General and administrative costs increased 20% in 2000 to $1,165,000 from $971,000 in 1999. The Company hired a new executive vice president effective January 1, 2000 which increased salary expense approximately $66,000. In addition the 2000 period includes a $38,000 severance payment to the former Secretary-Treasurer. The costs of printing and mailing in connection with the annual meeting also increased $45,000 during the 2000 period. Accounting and auditing costs also increased $33,000 in the 2000 period.

         Legal expenses increased 6% during 2000 to $1,562,000 from $1,473,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During the 2000 period, the Company presented its rebuttal evidence and completed and filed its written closing argument.

         Lease operating costs decreased 65% from $118,000 in 1999 to $41,000 in the 2000 period. The Company sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 37% in 2000 to $178,000 from $280,000 in 1999 because the Company sold its remaining heavy oil production properties during February 2000.

         A foreign exchange gain of $50,000 was recorded in 2000, compared to a loss of $42,000 in 1999 on the Company's U.S. investments. The value of the Canadian dollar was U.S. $.6924 at December 31, 1999 compared to U.S. $.6655 at September 30, 2000.

         Abandonments and write downs increased to $635,000 during the 2000 period. The Company's investment in the Texas project was written down to a nominal value during the second quarter because the project was deemed to be uneconomic.

         Income tax recovery decreased by 40% to $66,000 in 2000 compared to $109,000 in 1999 as a result of reduced capital spending and the sale of certain oil and gas properties in the 2000 period. Most of the deductions in the 2000 period have not been aken as a recovery since they are subject to a valuation reserve because there is considerable risk that these deductions will not be realized


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities. At September 30, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $1.7 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized. In addition, the Company's investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At September 30, 2000, the investments held in the United States totaled $444,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                               September 30, 2000

Item 5.  Other Information

         On September 25, 2000, the Company filed a preliminary registration statement with both the U.S. Securities and Exchange Commission and various Canadian securities commissions for a rights offering to its shareholders of its limited voting shares. The number of shares to be sold, the purchase price and the terms have not yet been determined.

          In the Kotaneelee litigation, the Alberta Court of Appeal has stayed the Company's appeal of the trial court's refusal to direct the working interest parties to make timely payments of all current and future amounts which are due as the Company's share of the field's net revenues. The stay was granted on the basis that the appeal is premature until a judgment is rendered on the entire trial. The appeal may be reactivated in the event that the trial court ultimately decides the issue in favor of the defendants. The Court of Appeal also indicated that it might consider the issue separately from, and in advance of, any other appeal which might be brought from the trial court's decision.


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

          On July 19, 2000, the Company filed a current report on Form 8-K to report the resignation of Mr. Kelly B. Johnson as Secretary, Treasurer and Chief Financial and Accounting Officer effective July 31, 2000. The Company also reported that Mr. David Blain was appointed to replace Mr. Johnson effective August 1, 2000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               September 30, 2000



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



                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                            Registrant




Date:  November 13, 2000                   By /s/  David Blain
                                              ----------------------------------
                                                   David Blain
                                                   Treasurer and Chief Financial
                                                   and Accounting Officer