Form 10-K405
period 2000-12-31
CANADA SOUTHERN PETROLEUM LTD
filed 2001-03-29
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended              December 31, 2000
                                   ---------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number 1-3793

                         CANADA SOUTHERN PETROLEUM LTD.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NOVA SCOTIA, CANADA                                 98-0085412
----------------------------------                 ----------------------------
  State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization                         Identification No.)

#505, 706 - 7th  Avenue, S.W.,
 Calgary, Alberta  CANADA                                   T2P 0Z1
----------------------------------                 ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (403) 269-7741
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
       Title of each class                                which registered
---------------------------------                  -----------------------------

Limited Voting Shares, $1 (Canadian) per share         Boston Stock Exchange
                                                       Pacific Exchange, Inc.
                                                       Toronto Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

Limited Voting Shares, $1 (Canadian) per share           NASDAQ SmallCap Market
--------------------------------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. $67,443,000 at March 16, 2001.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Limited Voting Shares, par value $1.00 (Canadian) per share, 14,316,970 shares outstanding as of March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 2000, which is incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Business                                                            4

Item 2.   Properties                                                         13

Item 3.   Legal Proceedings                                                  20

Item 4.   Submission of Matters to a Vote of Security Holders                24

                             PART II

Item 5.   Market for Our Limited Voting Shares and Related
          Stockholder Matters                                                25

Item 6.   Selected Financial Data                                            27

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         35

Item 8.   Financial Statements and Supplementary Data                        36

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                57

                            PART III

Item 10.  Directors and Executive Officers of Canada Southern                57

Item 11.  Executive Compensation                                             57

Item 12.  Security Ownership of Certain Beneficial Owners and Management     57

Item 13.  Certain Relationships and Related Transactions                     57

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    58

---------------------------

Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency. The exchange rate at March 16, 2001 was $1.00 Canadian = U.S. $.64.

                                     PART I

Item 1.  Business

         The nature of Canada Southern Petroleum Ltd.'s business is described at
Item 1(c) herein, and a description of its principal crude oil and gas properties in Canada appears in Item 2 herein. For additional information regarding the development of our business, see "Properties" and "Supplemental Information on Oil and Gas Activities".

         (a)  General Development of Business

Yukon Territory - The Kotaneelee Field

         Our principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada. The permit consists of 31,888 gross acres (9,566 net acres) which is partially developed by two natural gas wells that had combined gross productive capability at December 31, 2000 of approximately 58 million cubic feet per day. Gross natural gas sales were approximately 45 million cubic feet per day at December 31, 2000 as a result of shrinkage and fuel gas requirements. Anderson Exploration Ltd. is the operator of the Kotaneelee field. See Item 3 - "Legal Proceedings" for a discussion of the Kotaneelee Litigation concerning this asset.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in billion cubic feet ("bcf") from the Kotaneelee gas field since 1991 has totaled 164.1 bcf as follows: 1991 - 8.1, 1992 - 18.0, 1993 -17.5, 1994 - 16.7, 1995 - 15.7, 1996 - 15.2, 1997 - 14.4,
1998 - 16.0, 1999 - 22.3, 2000 - 20.2. No revenues from the Kotaneelee gas field have been included in income since production began.

         A carried interest owner such as Canada Southern is entitled to receive its share of field revenues after the working interest parties recover their operating and capital costs. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified us in December 1999 that it would not make any payments to the carried interest owners, including us, until the issue of the amount of recoverable costs under the carried interest account had been resolved by the Court of Queens Bench in Calgary, Canada. The operator stated that it would deposit our share of net production proceeds in an interest bearing account with an escrow agent.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of our share of net revenues being deposited in escrow. The March 2001 report provided information for production for the month of December 2000. Based on the reported data, we believe the total amount due us at December 31, 2000 (before interest) was approximately $17.6 million, of which $5.8 million has been deposited in escrow by the operator.

         Amoco Canada, one of the working interest partners, maintains that the carried interest account should be charged additional amounts for gas processing fees and that the carried interest account has not been paid out. According to the last report from Amoco Canada the remaining amount to be paid out was approximately $58.7 million (our share - $17.4 million) at December 31, 1999. Based upon production and pricing information received from the operator, we estimate that the carried interest account, even if the disputed processing fees are included, should reach pay out status on or before March 31, 2001.

         The above information with respect to the pay out status constitutes only an estimate and there are no assurances that the carried interest account will in fact reach pay out status on or before March 31, 2001. While Amoco Canada has indicated that we will receive a pay out status report in the near future, Amoco Canada has not yet provided us with their alleged processing fee charges or other information relating to sales of gas from the field for the year 2000. In addition, the most recent pricing and production information that we have received from the operator of the field relates to production for the month of December 2000.

         Even if pay out status is reached after taking into account all disputed processing fee charges, there are no assurances that the working interest partners, all of whom are defendants in the Kotaneelee Litigation, will pay us our share of the net production proceeds from the field. However, recent correspondence from Amoco Canada and the operator suggest that it is probable that we will receive our share of the net production proceeds after taking into account all disputed processing fee charges.

British Columbia Properties

         Our major source of income has been from the sale of crude oil and natural gas from our properties located in northeast British Columbia where we have working and carried interests. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia including Buick Creek, Wargen and Clark Lake to working interests.

         In addition to our producing properties, we have various petroleum and natural gas leases in northeast British Columbia which we continue to evaluate. Presently, we have interests in 49,013 gross developed acres (7,977 net acres) and 28,820 gross undeveloped acres (15,091 net acres).

Arctic Islands

         As of December 31, 2000, we held working interests in 45,100 gross acres (1,817 net acres) and carried interests in 133,260 gross acres (37,257 net acres) in the Sverdrup Basin, located in the Arctic Islands. The Hecla, Whitefish, Drake Point, Roche Point, Kristoffer, Romulus and Bent Horn fields have been designated as Significant Discovery Lands by the Canadian Federal Government. These interests are being retained under Significant Discovery Licenses pending development.

         Panarctic Oils Ltd. ("Panarctic"), the operator, received Federal government regulatory approvals for a pilot project to move shipments of crude oil from the Bent Horn field by tanker through the Northwest Passage to southern Canada in 1985. Through December 31, 1996, approximately 2.7 million barrels of Bent Horn crude had been sold. In 1996, the operator shut down production from the field and dismantled the production facilities because of economic uncertainties. We have a 5% carried interest in the area which has not yet reached pay out status. The timing of any pay out is uncertain.

         Major operators and industry investors have recently indicated interest in exploring the Canadian Arctic Islands region to develop additional gas reserves and productive capacity. Recent statements by major oil and gas producers indicate that technological developments and the sustained world prices for natural gas may lead to expanded exploration and production efforts in the Canadian Arctic Islands, as well as advance the construction of a natural gas pipeline to the region in the future.


Northwest Territories Properties

         We have a 45% carried interest in the Northwest Territories in the Celibeta field, designated as a Significant Discovery Land by the Federal Government (1,594 gross acres and 717 net acres). The gas field is presently shut-in. Because of the recent activity in the Northwest Territories, we are reviewing our holdings in the area with a view to taking advantage of any potential opportunities.


Alberta

         During 1999, our primary Alberta asset and revenue producing property was our heavy crude oil production and related facilities at Kitscoty. Due to the requirement of significant additional investment, the prospect of low prices for heavy oil and a shift in our business strategy, we sold our 10% working interest to the operator for $336,000 effective October 1, 1999. The transaction was completed during February 2000 and the proceeds of sale were credited to oil and gas properties in fiscal 2000. In 2000, we participated in the drilling of one gross (.33 net) well which was plugged and abandoned.

         We have a current land inventory of 21,477 gross acres (7,349 net acres). As prospects are identified, we may participate in drilling or, alternatively, farm out the prospects to other operators for drilling commitments.


Saskatchewan

         We have a 3.75% working interest in three sections in Saskatchewan. During 2000, there was no activity on these properties and the lands remain undeveloped.


United States

         Texas

         In 1999, we participated in the drilling and completion of two wells in Stephens County, Texas. This resulted in one dry hole and one nominal crude oil/natural gas producer. Efforts to farm out the remaining undrilled acreage were unsuccessful. During the second quarter of fiscal 2000, the carrying costs ($635,000) of the project on the books were written down to a nominal value of $1.00.

         (b)      Financial Information about Industry Segments

         Since we are primarily engaged in only one industry, oil and gas exploration and development, this item is not applicable to us. See Item 8 - "Financial Statements and Supplemental Data" for general financial information concerning Canada Southern.

         (c)      (1)      Narrative Description of the Business

                  We were incorporated in 1954 under the Canada Corporations Act. In 1979, Canada Southern became subject to the Canadian Business Corporations Act, and in 1980, was continued under the Nova Scotia Companies Act.

         We are, either in our own right, or through other entities, engaged in the exploration for and development of properties containing or believed to contain recoverable oil and gas reserves and the sale of oil and gas from these properties. Although many of the properties in which we have interests are undeveloped, all properties with proved reserves are partially or fully developed. Our interests in exploratory ventures are on properties located in Alberta, British Columbia, Saskatchewan, the Northwest and Yukon Territories and the Arctic Islands in Canada and in the United States. Our principal asset is our 30% carried interest in the Kotaneelee field, a partially developed gas field (See Item 3 - "Legal Proceedings".) We also have interests in producing properties in British Columbia and Alberta.

         Most of this acreage is covered by carried interest agreements, which provide that revenues are not payable to us until expenditures by the carrying partners have been recouped from production, and that operating decisions are made by the carrying partners. Generally, we may, at any time, as to each block or economic unit, elect to convert from a carried interest position to a working interest position by paying our share of the unrecouped expenditures for the unit (i.e., expenditures not recouped from production revenues). At December 31, 2000, our share of unrecouped expenditures was as follows:

         British Columbia:
           Ex-permit 149 (Highway/Town
           Crown Lease #1081)                                       $4,014,000

          Northwest Territories:
            Ex-permit 2713 (Celibeta)                                  321,000


                           (i)      Principal Products

                                    The  majority  of our oil and gas  interests
are carried interests. We also participate in the production and sale of crude oil and natural gas derived from our working interests.

                           (ii)     Status of Product or Segment

                                    At present, some of the properties in which
we have interests are undeveloped and/or nonproducing.

                           (iii)    Raw Materials

                                    Not applicable.

                           (iv)     Patents, Licenses, Franchises and
                                    Concessions Held

                                    Permits and concessions are important to our
operations, since they allow the search for and extraction of any crude oil and natural gas discovered on the areas covered. See the schedule of properties under Item 2 - "Properties"

                           (v)      Seasonality of Business

                                    Our  business is not  seasonal,  except that
sales of natural gas peak during the winter heating season. Exploration and development activities are restricted in certain areas on a seasonal basis because extreme weather conditions affect transportation and the ability to pursue these activities.

                           (vi)     Working Capital Items

                                    Not applicable.

                           (vii)    Customers

                                    Most of the  natural  gas  produced from our
carried interest properties is being sold by the operators, Anderson Exploration Ltd. and Petro-Canada Oil and Gas, to various gas marketers. The production from the Kotaneelee gas field is being sold by the working interest partners who have not disclosed the purchasers.

                           (viii)   Backlog

                                    Not applicable.

                           (ix) Renegotiation of Profits or Termination of Contracts or Subcontracts at the Election of the Government
                                    --------------------------------------------

                                    Not applicable.

                           (x)      Competitive Conditions in the Business

                                    The exploration  for and production of crude
oil and gas are highly competitive operations, both internally within the oil and gas industry and externally with producers of other types of energy. The ability to exploit a discovery of crude oil or gas is dependent upon considerations such as the ability to finance development costs, the availability of equipment, and the ability to overcome engineering and construction delays and difficulties. We must compete with companies which have substantially greater resources available to them. Because the majority of our interests are in remote areas, operation of our properties is more difficult and costly than those in more accessible areas.

         Furthermore, competitive conditions may be substantially affected by various forms of energy legislation which may have been or may be proposed in the United States and Canada; however, it is not possible to predict the nature of any such legislation which may ultimately be adopted or its effects upon our future operations.


                           (xi)     Research and Development

                                    Not applicable.

                           (xii)    Environmental Regulation

                                    See Government ReguIation of the Canadian
Oil and Gas Industry - Environmental Regulation.

                           (xiii)   Number of Persons Employed by Canada
                                    Southern

                                    We currently have two full time  employees,
both of whom are located in Canada. We also rely to a great extent on consultants (approximately 10) for technical, legal, accounting and administrative services. We use consultants because it is more cost effective than employing a larger full time staff.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

                  (1)      Revenues, Operating Losses and Identifiable Assets

                           Substantially all of our operating assets and
revenues are attributable to our operations in Canada.
Operating losses are substantially attributable to the ongoing Kotaneelee litigation.

                  (2)      Risks Attendant to Foreign Operations

                           The properties in which we have interests are located
primarily in Canada and are subject to certain risks involved in the ownership and development of such foreign property interests. These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; native rights; changes in foreign exchange controls; currency fluctuations; burdensome royalty terms; export sales restrictions; limitations on the transfer of interests in exploration licenses; and other laws and regulations which may adversely affect our interests in these properties, such as those providing for conversion, proration, curtailment, cessation or other forms of limiting or controlling production of, or exploration for, hydrocarbons. Thus, an investment in our shares represents an exposure to risks in addition to those inherent in petroleum exploratory ventures.


Land Tenure

         Crude oil and natural gas located in the western provinces of Canada are owned predominantly by the respective provincial governments. Provincial governments grant rights to explore for and produce crude oil and natural gas pursuant to leases, licenses and permits for varying terms and on terms and conditions set forth in provincial legislation including requirements to perform specific work or make payments. Crude oil and natural gas located in such provinces can also be privately owned and rights to explore for and produce such crude oil and natural gas are granted by lease on such terms and conditions as may be negotiated. The term of both provincial and freehold leases will generally continue as long as crude oil or natural gas is produced from the property.

         Crude oil and natural gas rights on federal lands is generally regulated by the Government of Canada unless authority has been delegated by agreement to the territorial government or the government of the province adjacent to the federal offshore area. In May 1993, the Canada Yukon Oil and Gas Accord was signed which allowed for the transfer to the Yukon Government of authority to administer and control crude oil and natural gas resources within that territory and for the establishment of an Oil and Gas Management Regime. The transfer has now been completed.

Production and Production Facilities

The Governments of Canada, Alberta, British Columbia, Saskatchewan and Yukon have enacted statutory provisions regulating the production of crude oil and natural gas. These regulations may restrict the maximum allowable production from a well based on reservoir engineering and/or conservation practices. The construction and operation of facilities to recover and process crude oil and natural gas are also subject to regulation.

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

Pricing and Marketing - Natural Gas

         In Canada, the price of natural gas is determined by negotiation between buyers and sellers, with the result that the market determines the price of natural gas. Natural gas exported from Canada is subject to regulation by the National Energy Board (NEB) and the Government of Canada. Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB and the Government of Canada. As is the case with crude oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order, or, in the case of exports for a longer duration, pursuant to an NEB license and Governor in Council approval.

         The Governments of Alberta, British Columbia Saskatchewan and Yukon also regulate the volume of natural gas which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

Environmental Regulation

         The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain crude oil and natural gas industry operations. An environmental assessment and review may be required prior to initiating exploration or development projects or undertaking significant changes to existing projects. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of the appropriate authorities. A breach of such legislation may result in the imposition of fines or penalties. Federal environmental regulations also apply to the use and transport of certain restricted and prohibited substances. We are committed to meeting our responsibilities to protect the environment wherever we operate and believe that we are in material compliance with applicable environmental laws and regulations. We have not been required to spend significant sums to comply with clean up laws and regulations. Our compliance with governmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on our capital expenditures, earnings or competitive position.

         (3)      Data which Are Not Indicative of Current or Future Operations

                  Not applicable.

Item 2.  Properties

         (a) Our principal asset is our 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory. See Item 3 - "Legal Proceedings." We also have interests in producing properties in British Columbia and Alberta and in several exploration prospects. The exploratory ventures are properties located in British Columbia, Alberta, Saskatchewan, the Yukon and Northwest Territories and the Arctic Islands in Canada. Geophysical, geological and drilling work on our properties is conducted by the operators under various agreements with us. The results of this work are reviewed by our personnel and consultants retained by us.

         (b) (1) The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - "Financial Statements and Supplementary Data."

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                     Map of Canada Company Areas of Interest

The following graphic presentation has been omitted, but the following is a description of the omitted material:




          Map of N.E. British Columbia and Yukon, Northwest Territories
                            showing Kotaneelee field

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                   Map showing the Kotaneelee Permit Structure

The following graphic presentation has been omitted, but the following is a description of the omitted material:




                        Map of the Canadian Arctic Island
                           showing our Lease Holdings

(2)      Reserves Reported to Other Agencies

         Not applicable.

(3)      Production

         Average sales price per unit and average production cost for oil and gas produced during the periods are shown below. Production costs are allocated based on the weighted average of oil and gas sales. In 2000, production was primarily natural gas. In 1999, oil production was primarily heavy crude oil with high lifting costs. In 1998, oil production consisted of a mix of light and heavy crude oil.


           Average Sales Price                 Average Production Costs
 Year   Oil (per bbl)  Gas (per mcf)          Oil (per bbl)   Gas (per mcf)
 ----   -------------  -------------          -------------   -------------
           ($)               ($)                    ($)             ($)
 2000       43.00              3.63                  24.10             .62
 1999       17.38              1.83                  12.82            1.45
 1998       14.84              2.17                   8.41            1.41

(4)      Productive Wells and Acreage

         Productive wells and acreage on working and carried interest properties as of December 31, 2000 were as follows:

        Gross Wells                                       Net Wells
  ----------------------                         ---------------------------
   Oil               Gas                            Oil              Gas
   ---               ---                            ---              ---
   36                72                            3.536           12.264

                                       Gross and Net Developed Acres
                                  Gross Acres                   Net Acres

 Alberta                              4,816                         712
 Arctic Islands                       3,060                         153
 British Columbia                    46,027                       5,818
 Saskatchewan:`                         160                           6
 Yukon Territory                      3,350                       1,005
                                      -----                       -----
                                     57,413                       7,694
                                     ======                       =====

(5)      Undeveloped Acreage

         Total developed and undeveloped acreage in which we have interests is summarized by geographic area in the table below:

                                    Gross and Net Petroleum Acreage as of December 31, 2000
                                      Developed Acres                    Undeveloped Acres
                                      Gross       Net                   Gross          Net
                                      Acres      Acres         %        Acres         Acres        %
                                      -----      -----         -        -----         -----        -
Canada:
  Alberta:                              4,816        712      14.8        19,028         7,066     37.1

  Arctic Islands:
    Carried Interests                   3,060        153       5.0       130,200        37,104     28.5
    Working Interests                        -         -                  45,100         1,817      4.0
                                    ---------- ---------                --------       -------
  Total Arctic Islands                  3,060        153                 175,300        38,921
                                      -------     ------                 -------        ------

   British Columbia:                   46,027      5,818      12.6        30,075        15,800     52.5

  Saskatchewan:                           160          6       3.8         1,760            66      3.8

  Yukon & Northwest Territories:
    Carried Interests                   3,350      1,005      30.0        28,376         8,752     30.8
                                        -----      -----                  ------         -----

  Total                                57,413      7,694                 254,539        70,605
                                       ======      =====                 =======        ======

     In addition , we have royalty interests in 2,061 developed acres and 1,370 undeveloped acres.

--------------------------------------------------------------------------------

(6)      Drilling activity

         Productive and dry net wells drilled during the following periods:

                Gross                                Net
  Year        Productive           Dry            Productive           Dry
  ----        ----------           ---            ----------           ---
  2000              -               1                 -                .333
  1999              4               2               1.127              .798
  1998              9               2               1.440              .200

--------------------------------------------------------------------------------
(7)      Present Activities

         There were no wells drilling at December 31, 2000.

(8)      Delivery Commitments

         None.

Item 3.  Legal Proceedings

         Canada Southern believes that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. In October 1989 and in March 1990, Canada Southern filed statements of claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now Amoco Canada Resources Ltd.), and Amoco Production Company, Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resource of Canada Ltd. In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc. Anderson is now the sole operator of the field and is a direct defendant in the Canadian lawsuit. Columbia's previous parent, The Columbia Gas System, Inc., which was reorganized in a bankruptcy proceeding in the United States, is contractually liable to Anderson in the legal proceedings currently at trial.

         We claim that the defendants breached a contractual obligation and/or a fiduciary duty owed to us to market gas from the Kotaneelee gas field when it was possible to so do. We assert that marketing the Kotaneelee gas was possible in 1984 and that the defendants deliberately failed to do so. We seek money damages and the forfeiture of the Kotaneelee gas field. We presented evidence at trial that the money damages sustained by us were approximately $100 million.

         In addition, we have claimed that the carried interest account should be reduced because of improper charges to the carried interest account by the defendants. We claim that when the defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, we claim that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the defendants. The expenditures, we claim, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before pay out begins to the carried interest account owners.

         We claim that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. We claim that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. Our 30% share of these expenses would be approximately $10.2 million. We further claim that if production had commenced in 1984, the carried interest account would have been paid out in approximately two years and we would have begun to receive revenues from the field in 1986.

         The amount of recoverable costs is one of the issues being contested in the Kotaneelee litigation. We claim, and the defendants deny, that the defendants have made improper charges to the carried interest account and one defendant (Amoco Canada) maintains that the carried interest account should be charged additional amounts for gas processing fees. Amoco Canada claims that the remaining costs to be recovered at December 31, 1999 were either $58,711,000 or $19,325,000 depending on inclusion of interest. Amoco Canada has indicated that it will provide us with their calculation of the status of the carried interest account at December 31, 2000 in the near future. It is not possible to determine whether Amoco Canada will be successful in its claim that gas processing fees should be charged to the carried interest account.

          Although, according to the operator's reports, the Kotaneelee gas field reached pay out status on November 10, 1999, the operator notified us in December 1999 that it would not make any payments to the carried interest owners, including us, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The operator stated that it would deposit our share of net production proceeds in an interest bearing account with an escrow agent. The operator is only depositing its share of our funds in the escrow account. The other working interest partners have declined to escrow our share of the net production proceeds. A motion was filed in December 1999 by the plaintiffs in Canada to direct all of the defendants to make timely payments of all current and future amounts due from our share of field revenues. On April 10, 2000, the trial court dismissed our motion pending the Court's ultimate determination of the issues surrounding the Kotaneelee field carried-interest account. We filed a notice of appeal of the dismissal with the Alberta Court of Appeal. The Alberta Court of Appeal has stayed our appeal of the trial court's refusal to direct the working interest parties to make timely payments of all current and future amounts which are due as our share of the field's net revenues. The stay was granted on the basis that the appeal is premature until a judgment is rendered on the entire trial. The appeal may be reactivated in the event that the trial court ultimately decides the issue in favor of the defendants. The Court of Appeal also indicated that it might consider the issue separately from, and in advance of, any other appeal which might be brought from the trial court's decision.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of our share of net revenues being deposited in escrow. The March 2001 report provided information for production for the month of December 2000. Based on the reported data, we believe the total amount due us at December 31, 2000 (before interest) was approximately $17.6 million, of which $5.8 million has been deposited in escrow by the operator.

          The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began on September 3, 1996. We completed the presentation of our case against the defendants during September 1998. We completed our rebuttal evidence on April 24, 2000. On June 26, 2000, we filed our written closing argument with the court. The defendants filed their written argument on August 28, 2000. On February 6, 2001, the presentation of the evidence in the trial ended. We expect a written decision from the trial court will be forthcoming before the end of 2001.

         Columbia has filed a counterclaim against us seeking, if we are successful in our claim for the forfeiture of the field, repayment from us of all unrecovered sums Columbia has expended on the Kotaneelee lands before we are entitled to our interest.

         Based upon newly discovered evidence, we filed a new claim during May 1998 that the defendants failed to develop the field in a timely manner. We are unable to estimate the time necessary to conclude this claim.


Matters Ancillary to Kotaneelee Litigation

         In our 1989 statement of claim, we sought a declaratory judgment regarding two issues:

         (1)      whether interest accrued on the carried interest account; and

         (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account or whether we will be assessed a processing fee on gas throughput.

         With respect to the first issue, we maintain that no interest should accrue on the account and the defendants have not contested this position. With regard to the second issue, we maintain that the expenditures are chargeable to the carried interest account. Mobil, Esso and Columbia have essentially agreed to our position in the original pleadings to the court while the Amoco Dome Group continues to contest this issue.

         On January 22, 1996, we settled two claims outstanding against us in the Court of Queen's Bench of Alberta, which related to a suit brought against AlliedSignal Inc. in Florida which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against us in Canada to preclude other types of suits by us and to recover the costs of the defense of the initial action. The settlement bars AlliedSignal from making a claim against us for any costs in connection with the Kotaneelee Litigation. We agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

Taxable Costs

         Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court.

         The trial has been lengthy, complicated and costly to all parties and we believe that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, we are unable to determine whether, in the event that we do not prevail on our claims in the litigation, costs will be assessed against us or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. We have expended in excess of $13 million on the litigation and believe the defendants have expended substantially more than that amount. A cost award against us could be of sufficient magnitude to necessitate a sale of our assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

         There is no assurance whatsoever that we will be successful on the merits of our claims, which have been vigorously defended by the defendants. There is also no assurance that we will be awarded any damages, or that, if damages are awarded, the Court will apply the measure of damages we claim should be applied.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of Canada Southern

         The following information with respect to our executive officers is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

                                                              Length of          Other Positions
                                                               Service              Held with
       Name         Age   Office                           in this Office        Canada Southern
       ----         ---   ------                           --------------        ---------------

Ben A. Anderson(1)  43    President                         April 1, 2000           Director

David Blain         56    Secretary-Treasurer and          August 1, 2000            None
                          Chief Financial and Accounting
                          Officer

-------
(1) Mr. Anderson was elected President on April 1, 2000 after the retirement of M. Anthony Ashton on March 31, 2000.

         All of the officers of the Company are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         We are not aware of any arrangement or understanding between the individuals named above and any other person by which any individual was selected as an officer.

                                     PART II

Item 5.  Market for Our Limited Voting Shares and Related
                  Stockholder Matters

         (a)      Principal Markets

         Our Limited Voting Shares, par value $1.00 per share, are traded on The Toronto, Pacific and Boston Stock Exchanges [Symbol: CSW], and in the NASDAQ SmallCap Market [Symbol: CSPLF].

         The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

2000      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High        12.50            10.50           10.50               7.50
Low          8.25             6.30            7.00               4.90


1999      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High        11.00            11.00           16.00              12.35
Low          6.00             7.50           10.75               8.00

         The quarterly high and low closing prices (in U. S. dollars) on the NASDAQ SmallCap Market during the calendar periods indicated were as follows:

2000      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High         8.44             7.50            7.06              5.50
Low          5.63             4.25            4.98              3.06


1999      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High         7.63             7.50            11.50             8.50
Low          4.50             5.38            6.50              5.09

         (b)      Approximate Number of Holders of Limited Voting
                  Shares at March 16, 2001

                                                             Approximate
         Title of Class                                Number of Record Holders
         --------------                                -------------------------

      Limited Voting Shares, par value                          4,400
      $1.00 per share.

         (c)      Dividends

         We have never paid a dividend on our Limited Voting Shares. Any future dividends will be dependent on our earnings, financial condition, and business prospects. We do not intend to pay any dividend or make any other payment to shareholders on the Limited Voting Shares until our deficit ($28,626,000 at December 31, 2000) is eliminated.

         Current Canadian law does not restrict the remittance of dividends to persons not resident of Canada. Under current Canadian tax law and the United States-Canada Tax Convention (1980), any dividends paid to U.S. resident shareholders under the Convention are generally subject to a 15% Canadian withholding tax.

         (d)      Recent Sales of Unregistered Securities

                  None.

Item 6.           Selected Financial Data

         The following selected consolidated financial information (in thousands except per share and exchange rate data) of Canada Southern as it relates to each of the fiscal periods shown has been extracted from our consolidated financial statements.

                             Year ended December 31,
--------------------------------------------------------------------------------
                                 2000     1999      1998       1997     1996
                                 ----     ----      ----       ----     ----
                                 ($)       ($)       ($)       ($)       ($)

Operating revenues                1,232       777     1,810     2,120     1,755
                               ========  ========   =======   =======   =======

Total revenues                    1,379     1,030     3,409     2,515     2,228
                                =======   =======   =======   =======   =======

Net loss                         (3,084)   (3,001)   (2,328)   (1,588)   (1,236)
                                ========  ========  ========  ========  ========

Net loss per share                 (.22)    (.21)     (.16)     (.11)     (.09)
                                   =====    ===== ========= ========= =========

Working capital                   1,261     3,629     6,876     5,573     8,403
                                =======   =======   =======   =======   =======

Total assets                     12,749    16,073    18,854    22,772    22,021
                                 ======    ======    ======    ======    ======

Shareholders' Equity:
     Capital stock               40,794    40,787    40,489    40,489    38,888
     Deficit                    (28,626)  (25,542)  (22,540)  (18,625)  (17,037)
                                --------  --------  --------  --------  --------
Total                            12,168    15,245    17,949    21,864    21,851
                                =======   =======   =======   =======   =======

Average number of
  shares outstanding             14,285    14,253    14,235    14,084    13,362
                                =======   =======   =======   =======   =======

Exchange rates:
(Canadian $ = U.S. $)
     Year-end                   .6672     .6924     .6535     .6992     .7297
                                =====     =====     =====     =====     =====

     Average for the period     .6736     .6733     .6749     .7224     .7335
                                =====     =====     =====     =====     =====

     Range                     .65-.69   .67-.69   .63-.67   .69-.75   .72-.75
                               =======   =======   =======   =======   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. We caution readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.

         Among these risks and uncertainties are:
o        uncertainties as to the costs, length and outcome of the Kotaneelee litigation; and
o        uncertainty as to when or if we will receive our share of revenue from the Kotaneelee gas field.

(1)      Liquidity and Capital Resources

         At December 31, 2000, we had approximately $1.2 million of cash and marketable securities. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. We estimate that we currently have adequate working capital for the year 2001. However, we might be required to raise additional funds in order to complete the Kotaneelee Litigation.

         On January 15, 2001, we sold our interest in Doe Creek, British Columbia for $800,000, effective January 1, 2001.

         On September 25, 2000, we filed a preliminary registration statement with both the U.S. Securities and Exchange Commission and various Canadian security commissions for a rights offering to our shareholders of our limited voting shares. The number of shares to be sold, the purchase price and the terms have not yet been determined.

         Cash flow used in operations during 2000 decreased to $2,401,000 compared to $2,668,000 during the 1999 period. The $267,000 difference between the periods was caused primarily by the following:

                  Decrease in loss from operations            $   253,000
                  Net Change in accounts receivable and other     205,000
                  Net change in current liabilities              (191,000)
                                                              --------------
                  Decrease in net cash used in operations     $   267,000
                                                              ==============

         The $2.4 million of cash used in operations in 2000 was largely the result of the $2 million legal costs associated with the Kotaneelee litigation. Legal costs associated with the Kotaneelee Litigation have been the principal cause of our losses since 1991. In addition, no revenue from Kotaneelee has been recorded through December 2000.

         On February 6, 2001, the presentation of the evidence in the Kotaneelee trial in the Queens Bench of Alberta, Canada ended. We expect a written decision from the trial court will be forthcoming before the end of 2001. We also expect that there will be a substantial decrease in legal costs pending the court's decision.

         Amoco Canada, one of the working interest partners, maintains that the carried interest account should be charged additional amounts for gas processing fees and that the carried interest account has not been paid out. According to the last report from Amoco Canada the remaining amount to be paid out was approximately $58.7 million (our share - $17.4 million) at December 31, 1999. Based upon production and pricing information received from the operator, we estimate that the carried interest account, even if the disputed processing fees are included, should reach pay out status on or before March 31, 2001.

         Even if pay out status is reached after taking into account all disputed processing fee charges, there are no assurances that the working interest partners, all of whom are defendants in the Kotaneelee Litigation, will pay us our share of the net production proceeds from the field. However, recent correspondence from Amoco Canada and the operator suggest that it is probable that we will receive our share of the net production proceeds after taking into account all disputed processing fee charges.

         In the event that the working interest partners commence payment of our share of the net production proceeds, based on July to December 2000 production and pricing data, we estimate that we would receive net proceeds from the field in excess of $1 million per month after taking into account the disputed processing fee charges.

         At December 31, 2000, most of our properties were carried interest properties including the Kotaneelee field. Capital expenditures made by the working interest owners reduce our cash flow from operations as no revenues are reported until all capital expenditures have been recovered. Proceeds from the carried interest properties are our major source of cash flow and working capital. Certain of the carried interest properties in British Columbia were converted to working interests in early 2001.

         We do not expect to make any significant capital expenditures at the present time. During the second half of 2001, we plan to spend approximately $500,000 to exploit the existing reserves at Buick Creek in British Columbia.

         We have established a provision for our potential share of future site restoration costs. The estimated amount of these costs, which totals $147,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice. At December 31, 2000, we have accrued $136,000 of these costs with $11,000 remaining costs to be accrued in the future. (2) Results of Operations

2000 vs. 1999

         A comparison of revenues, costs and expenses, net loss and earnings per share for 2000 and 1999 is as follows:
                                2000             1999          Net Change
                                ----             ----          ----------
Revenues                  $   1,379,311     $ 1,029,899        $ 349,412
Costs and expenses           (4,545,869)     (4,306,293)        (239,576)
Income tax recovery              82,225         274,970         (192,745)
                        ---------------   -------------     -------------
Net loss                   $ (3,084,333)    $(3,001,424)    $    (82,909)
                           =============    ============    =============

Net loss per share
(basic & diluted)              $ (.22)           $ (.21)         $ (.01)
                               =======           =======         =======

         Oil sales decreased by 88% in 2000 to $18,000 compared to $151,000 in 1999. We sold our remaining heavy oil production in February 2000. Future oil sales are expected to be minimal unless additional producing properties are acquired through drilling or purchase. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:
                             2000                          1999
                        Average price                  Average price
                  bbls     per bbl    Total       bbls    per bbl     Total
                  ----     -------    -----       ----    -------     -----
Crude oil sales    403     $43.42    $   18,000  9,171     $17.38      $159,000
Royalties                                                                (8,000)
                                     -----------                     -----------
                                              -
Total                                  $ 18,000                        $151,000
                                       ========                        ========


         Gas sales increased 1100% from $38,000 in 1999 to $418,000 in 2000.
There was a 138% in number of units sold and a 291% increase in the average price for gas. In addition, gas sales include royalty income which increased 127% in 2000. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:
                          2000                           1999
                     Average price                  Average price
               mmcf     per mcf    Total      mmcf     per mcf      Total
               ----     -------    -----      ----     -------      -----
Gas sales       50       $7.16      $358,000   21       $1.83         $37,000
Royalty income                       145,000                           64,000
Royalties                            (85,000)                         (63,000)
                                   ----------                      -----------
Total                               $418,000                        $  38,000
                                    ========                        =========

         Proceeds from carried interests increased 36% to $797,000 during 2000 compared to $587,000 in 1999 because gas prices increased 22% and operating and capital costs decreased by $381,000 during 2000. During 2000, the operator of certain properties withheld $1,081,000 in payments (which we did not record as revenues) to recover a disputed amount with respect to prior year payments. During February 2001, payments resumed on these properties. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                            2000                             1999
                       Average price                    Average price
                 mmcf     per mcf     Total       mmcf     per mcf   Total
                 ----     -------     -----       ----     -------   -----
Gas sales         408      $3.39     $1,382,000    563      $2.79   $1,572,000
Oil sales                                11,000                              -
Royalty                                (319,000)                      (327,000)
Operating costs                        (260,000)                      (417,000)
Capital costs                           (17,000)                      (241,000)
                                        --------                      ---------
Total                                 $ 797,000                       $587,000
                                      =========                       ========


         Share of Kotaneelee net revenues for 2000. No revenues have been included from the Kotaneelee gas field during 2000. We own a 30% carried interest in the Kotaneelee gas field. The field produces approximately 55 mmcf/d of which approximately 45 mmcf/d is sold. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified us in December 1999 that it would not make any payments to the carried interest owners, including us, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Kotaneelee Litigation. The operator stated that it would deposit our share of net production proceeds in an interest bearing account with an escrow agent.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of our share of net revenues being deposited in escrow. The March 2001 report provided information for production for the month of December 2000. Based on the reported data, we believe the total amount due us at December 31, 2000 (before interest) was approximately $17.6 million, of which $5.8 million has been deposited in escrow by the operator.

         Amoco Canada, one of the working interest partners, maintains that the carried interest account should be charged additional amounts for gas processing fees and that the carried interest account has not been paid out. According to the last report from Amoco Canada the remaining amount to be paid out was approximately $58.7 million (our share - $17.4 million) at December 31, 1999. Based upon production and pricing information received from the operator, we estimate that the carried interest account, even if the disputed processing fees are included, should reach pay out status on or before March 31, 2001.

         The above information with respect to the pay out status constitutes only an estimate and there are no assurances that the carried interest account will in fact reach pay out status on or before March 31, 2001. While Amoco Canada has indicated that we will receive a pay out status report in the near future, Amoco Canada has not yet provided us with their alleged processing fee charges or other information relating to sales of gas from the field for the year 2000. In addition, the most recent pricing and production information that we have received from the operator of the field relates to production for the month of December 2000.

         Even if pay out status is reached after taking into account all disputed processing fee charges, there are no assurances that the working interest partners, all of whom are defendants in the Kotaneelee Litigation, will pay us our share of the net production proceeds from the field. However, recent correspondence from Amoco Canada and the operator suggest that it is probable that we will receive our share of the net production proceeds after taking into account all disputed processing fee charges.

         In the event that the working interest partners commence payment of our share of the net production proceeds, based on July to December 2000 production and pricing data, we estimate that we would receive net proceeds from the field in excess of $1 million per month after taking into account the disputed processing fee charges.

         Interest and other income decreased 42% in 2000. Interest income decreased from $231,000 to $131,000 in 2000 because less funds were available for investment. The 2000 period includes proceeds from the sale of seismic data in the amount of $22,000 compared to $16,000 from such sales in 1999.

         General and administrative costs increased 34% in 2000 to $1,694,000 from $1,265,000 in 1999 primarily because of the $227,000 in costs associated with our proposed rights offering to shareholders. In addition, salaries increased approximately $113,000 during 2000.

         Legal expenses decreased 6% during 2000 to $1,990,000 compared to $2,108,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During 2000, we prepared and filed our written closing arguments. On February 6, 2001, presentation of evidence to the trial court was concluded. We expect that there will be a substantial decrease in legal costs pending the court's decision.

         Lease operating costs decreased 57% from $147,000 in 1999 to $63,000 in the 2000 period. We sold our remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 69% in 2000 to $216,000 from $707,000 in 1999. We sold our remaining heavy oil properties during February 2000.

         A foreign exchange gain of $51,000 was recorded in 2000, contrasted with an exchange loss of $77,000 in 1999 on our U.S. investments. The value of the Canadian dollar was U.S. $.6672 at December 31, 2000 compared to U.S. $.6924 at December 31, 1999.

         Abandonments and write downs increased to $635,000 during 2000. Our investment in the Texas project was written down to a nominal value during the second quarter because the project was deemed to be uneconomic.

         Income tax recovery decreased to $82,000 in 2000 compared to $275,000 in 1999 due to higher unrecognized benefit of tax losses in 2000.

1999 vs. 1998

         A comparison of revenues, costs and expenses, net loss and earnings per share for 1999 and 1998 is as follows:
                               1999            1998          Net Change
                               ----            ----          ----------
Revenues                 $   1,029,899     $ 3,409,361      $ (2,379,462)
Costs and expenses          (4,306,293)     (6,115,898)        1,809,605
Income tax recovery            274,970         378,367          (103,397)
                        --------------   -------------    ---------------
Net loss                  $ (3,001,424)    $(2,328,170)    $    (673,254)
                          =============    ============    ==============

Net loss per share
(basic & diluted)             $ (.21)           $ (.16)          $ (.05)
                              =======           =======          =======

         Oil sales decreased by 83% due primarily to a 86% decrease in production which was partially offset by a 17% increase in the average prices of crude oil sold. There was also a corresponding decrease in royalties paid by us. We sold the majority of our crude oil producing properties in two separate transactions effective July 1, 1998 and September 1, 1998. Since we have disposed of most of our producing properties, future oil sales are expected to be minimal unless additional producing properties are acquired through drilling or purchase. The 1999 royalties paid amount includes a provincial royalty tax credit in the amount of $4,782. Crude oil unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:
                              1999                         1998
                         Average price                 Average price
                  bbls      per bbl    Total       bbls    per bbl   Total
                  ----      -------    -----       ----    -------   -----
Crude oil sales  9,171       $17.38   $  159,000  64,954    $14.84    $964,000
Royalties                                 (8,000)                      (66,000)
                                     ------------                   -----------
Total                                  $ 151,000                      $898,000
                                       =========                      ========

         Gas sales decreased 95% because of a 93% decrease in number of units sold and a 16% decrease in the average price for gas. In addition, gas sales include royalty income which decreased 49% in 1999. We sold the majority of our working interest gas properties effective July 1, 1998, which accounts for the decrease in gas sales. Royalties paid includes a $59,000 amount as part of a settlement for royalties due for the 1991 to 1998 period. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                          1999                              1998
                     Average price                     Average price
                mmcf    per mcf      Total       mmcf     per mcf   Total
                ----    -------      -----       ----     -------   -----
Gas sales        21      $1.83        $ 37,000    304      $2.17     $660,000
Royalty income                          64,000                        127,000
Royalties                              (63,000)                       (82,000)
                                     ----------                    -----------
Total                                 $ 38,000                       $705,000
                                      ========                       ========

         Proceeds from carried interests increased 184% to $587,000 during 1999 compared to $207,000 in 1998 primarily because gas prices increased 58%. Operating costs also decreased 20% during 1999 . The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                         1999                               1998
                     Average price                     Average price
                mmcf    per mcf      Total        mmcf    per mcf   Total
                ----    -------      -----        ----    -------   -----
Gas sales        563     $2.79     $ 1,572,000     575     $1.77    $1,016,000
Royalty                                (327,000)                     (238,000)
Operating costs                        (417,000)                     (522,000)
Capital costs                          (241,000                       (49,000)
                                       --------                       --------
Total                                 $ 587,000                       $207,000
                                      =========                       ========

         Share of Kotaneelee net revenues for 1999. Although, according to the operator's reports, the Kotaneelee gas field carried interest reached pay out status during November 1999, no revenue was accrued for 1999. The operator reported that it deposited during March 2000 the amount of $136,728 in an escrow account for our benefit. This deposit represents the operator's share of the $412,374 amount due from all of the Kotaneelee field defendants.

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

         Gain on the sale of properties in 1999. There were no properties sold in 1999. In 1998, there was a gain of $1,378,000 from the sale of our heavy crude oil properties in Alberta and the sale of certain working interest properties in British Columbia.

         General and administrative costs decreased 7% in 1999 to $1,209,000 from $1,301,000 in 1998.

         Legal expenses decreased 11% during 1999 to $2,108,000 compared to $2,358,000 during 1998. These expenses are related primarily to the cost of the Kotaneelee litigation. During 1998, we completed the presentation of our case against the working interest partners. The 1998 costs represent both legal fees and the cost of various Canada Southern experts who testified, were being prepared for testimony, or assisted in the cross-examination of defense witnesses. During 1999, we continued our cross-examination of defense witnesses.

         Lease operating costs decreased 85% from $976,000 in 1998 to $147,000 in the 1999 period. We sold the majority of our oil and gas producing properties during the second half of 1998.

         Depletion, depreciation and amortization expense decreased 19% in 1999 to $707,000 from $870,000 in 1998. Although, we sold the majority of our oil and gas producing properties during 1998, the increased production from the pay out of the Kotaneelee carried interest increased the 1999 depletion expense by approximately $420,000.

         A foreign exchange loss of $77,000 was recorded in 1999, contrasted with an exchange gain of $179,000 on our U.S. investments in 1998. In 1999 the value of the Canadian dollar increased from U.S. $.65 to U.S. $.69. In 1998, the gain was attributable to the continuing strengthening of the U.S. dollar as compared to the Canadian dollar on our U.S. investments.

         Abandonments and write downs. There were no abandonments and write downs in 1999. The 1998 amount of $685,000 resulted from a write down of certain of our properties in California and Texas.

         Income tax recovery decreased by 27% to $275,000 in 1999 compared to $378,000 in 1998. The income tax recovery in 1999 decreased because the loss in 1999 was less than the loss in 1998 after giving effect to the $1,378,000 gain on sale of assets in 1998 which was not recognized for income tax purposes.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         We do not have any significant exposure to market risk as the only market risk sensitive instruments are our investments in marketable securities. At December 31, 2000, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $995,000 which was approximately equal to fair value and face value of the investments. Since we expect to hold the investments to maturity, the maturity value should be realized. In addition, our investments in marketable securities included investments held in the United States which are subject to foreign exchange fluctuations. At December 31, 2000, our U.S. dollar investments totaled approximately $298,000.

Item 8.  Financial Statements and Supplementary Data



                                AUDITORS' REPORT




To the Shareholders of
Canada Southern Petroleum Ltd.


We have audited the consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 2000 and 1999, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in accordance with accounting principles generally accepted in Canada.


                                                /S/ ERNST & YOUNG LLP
                                                Chartered Accountants

Calgary, Canada
March 2, 2001

                         CANADA SOUTHERN PETROLEUM LTD.
                  (Incorporated under the laws of Nova Scotia)

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                        As at December 31,
                                                       2000           1999
                                                  ----------------------------
           Assets
 Current assets
   Cash and cash equivalents (Note 2)              $ 1,160,031     $ 3,045,530
   Marketable securities (Note 3)                            -         568,374
   Accounts receivable (Note 4)                        244,745         360,752
   Other assets                                        300,871         307,519
                                                    ----------      ----------
 Total current assets                                1,705,647       4,282,175
                                                     ---------       ---------

 Oil and gas properties and equipment
   (full cost method) (Note 4)                       9,378,008      10,207,294
 Future tax asset (Note 6)                           1,665,700       1,583,475
                                                 -------------   -------------
 Total assets                                      $12,749,355     $16,072,944
                                                   ===========     ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                              $     307,550   $     634,600
   Accrued liabilities (Note 10)                       137,527          18,256
                                                       -------        --------
 Total current liabilities                             445,077         652,856
                                                       -------         -------

 Future site restoration costs                         136,123         174,696

 Contingencies (Note 8)                                      -               -

 Shareholders' Equity
   Limited Voting Shares, par value
     $1 per share (Note 5)
   Authorized -100,000,000 shares
   Outstanding -14,285,970 (2000)
                14,284,970 (1999) shares            14,285,970      14,284,970
   Contributed surplus                              26,508,438      26,502,342
                                                    ----------      ----------
 Total capital                                      40,794,408      40,787,312
 Deficit                                           (28,626,253)    (25,541,920)
                                                   ------------    ------------
 Total shareholders' equity                         12,168,155      15,245,392
                                                  ------------    ------------
 Total liabilities and shareholders' equity        $12,749,355     $16,072,944
                                                   ===========     ===========

                             See accompanying notes.


    Approved on behalf of the Board

                /s/ Ben A. Anderson                     /s/ M. Anthony Ashton
                --------------------                    -----------------------
                       Director                                Director

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)

                                                             Year ended December 31,
                                                             -----------------------
                                                    2000                 1999                 1998
                                                    ----------------------------------------------

Revenues:
  Oil sales (Notes 9 and 10)                      $     17,522        $     151,137       $      897,878
  Gas sales (Notes 9 and 10)                           418,053               38,324              705,277
  Proceeds from carried interests                      796,560              587,073              206,503
  Share of Kotaneelee net revenues (Note 8)                  -                    -                    -
  Interest and other income                            147,176              253,365              221,523
  Gain on sale of assets                                    -                    -             1,378,180
                                                     ---------            ---------            ---------
    Total revenues                                   1,379,311            1,029,899            3,409,361
                                                     ---------            ---------            ---------

Costs and expenses:
  General and administrative                         1,693,710            1,265,165            1,377,407
  Legal (Note 8)                                     1,989,540            2,108,521            2,357,707
  Lease operating costs                                 62,778              147,332              975,899
  Depletion, depreciation and amortization             216,000              707,800              899,100
  Foreign exchange (gains) losses                      (50,741)              77,475             (178,850)
  Abandonments and write downs (Note 4)                634,582                   -               684,635
                                                     ---------            ---------            ---------
    Total costs and expenses                         4,545,869            4,306,293            6,115,898
                                                     ---------            ---------            ---------

  Loss before income taxes                          (3,166,558)          (3,276,394)          (2,706,537)
  Income tax recovery (Note 6)                          82,225              274,970              378,367
                                                  -------------        -------------        ------------
Net loss                                            (3,084,333)          (3,001,424)          (2,328,170)
  Deficit - beginning of year                      (25,541,920)         (22,540,496)         (20,212,326)
                                                  -------------        -------------        -------------
  Deficit - end of year                           $(28,626,253)        $(25,541,920)        $(22,540,496)
                                                  =============        =============        =============

Net loss per share (basic & fully diluted)         $(.22)               $(.21)               $(.16)
                                                   ======               ======               ======

Average number of shares
  Outstanding (basic & fully diluted)               14,285,047           14,252,574           14,234,740
                                                    ==========           ==========           ==========



                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                                 Year ended
                                                                                December 31,
                                                                                ------------
                                                             2000                   1999                   1998
                                                             ----                   ----                   ----

Cash flows from operating activities:
   Net loss                                                $(3,084,333)           $(3,001,424)           $(2,328,170)
    Adjustments to reconcile net loss
       to net cash provided by
      (used in) operating activities:
    Depreciation, depletion and amortization                   216,000                707,800                899,100
    Gain on sale of assets                                           -                      -             (1,378,180)
    Abandonments and write downs                               634,582                      -                684,635
    Future tax recovery                                        (82,225)              (274,970)              (378,367)
                                                          -------------           ------------          -------------
    Funds used in operations                                (2,315,976)            (2,568,594)            (2,500,982)
  Change in assets and liabilities:
    Accounts receivable                                        116,007                (94,636)               959,970
    Other assets                                                 6,648                 12,178                (77,419)
    Accounts payable                                          (327,050)               259,045               (744,967)
    Accrued liabilities                                        119,271               (276,235)                16,776
                                                           -----------            ------------          ------------
Net cash used in operations                                 (2,401,100)            (2,668,242)            (2,346,622)
                                                            -----------            -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties and
  equipment                                                   (357,296)              (914,483)            (1,942,474)
  Site restoration expenditures                                (38,573)               (61,949)                (4,429)
  Sale of marketable securities                                568,374                183,137              2,621,823
  Proceeds from the sale of properties                         336,000                      -              5,751,180
                                                               -------         --------------             ----------
Net cash provided by (used in) investing activities            508,505               (793,295)             6,426,100
                                                               -------               ---------            ----------

Cash flows from financing activities:
  Exercise of stock options                                      7,096                298,433                      -
                                                                 -----                -------           ------------
Net cash from financing activities                               7,096                298,433                      -
                                                                 -----                -------           ------------

Increase (decrease) in cash
  and cash equivalents                                      (1,885,499)            (3,163,104)             4,079,478
Cash and cash equivalents at the
  beginning of period                                        3,045,530              6,208,634              2,129,156
                                                            ----------             ----------             ----------
Cash and cash equivalents at the
  end of period (Note 2)                                    $1,160,031             $3,045,530             $6,208,634
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

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES
                             AND CONTRIBUTED SURPLUS
                         (Expressed in Canadian dollars)


                                                                     Limited
                                                  Number          Voting Shares        Contributed
                                                 of shares         $1 par value          surplus             Total
                                                 ---------         ------------          -------             -----


Balance as at December 31, 1997 and 1998           14,234,740      $14,234,740         $26,254,139          $40,488,879

Exercise of stock options and other sales              50,230           50,230             248,203              298,433
                                                   ----------      ------------        ------------         -----------
Balance as at December 31, 1999                    14,284,970       14,284,970          26,502,342           40,787,312

Exercise of stock options                               1,000            1,000               6,096                7,096
                                                   ----------      -----------         -----------          -----------

Balance as at December 31, 2000                    14,285,970      $14,285,970         $26,508,438          $40,794,408
                                                   ==========      ===========         ===========          ===========


                                                See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 2000, 1999 and 1998

1.       Summary of significant accounting policies

Accounting principles

         Canada Southern prepares its accounts in accordance with accounting principles generally accepted in Canada which conform in all material respects with accounting principles generally accepted in the United States ("U.S. GAAP") except as disclosed in Note 5.

Consolidation

         The consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Specifically estimates were utilized in calculating
depletion,   depreciation  and   amortization,   site  restoration   costs,  and
abandonments and write downs. Actual results could differ from those estimates and the differences could be material.

Oil and gas properties and equipment

         Canada Southern, which is engaged primarily in one industry, the exploration for and the development of oil and gas properties, principally in Canada, follows the full cost method of accounting for oil and gas properties, whereby all costs associated with the exploration for and the development of oil and gas reserves are capitalized. Such costs include land acquisition, drilling, geological, geophysical and overhead expenses. Canada Southern's cost centers are Canada and the United States.

         Canada Southern periodically reviews the costs associated with undeveloped properties and mineral rights to determine whether they are likely to be recovered. When such costs are not likely to be recovered, such costs are transferred to the depletable pool of oil and gas costs.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 2000, 1999 and 1998

1.       Summary of significant accounting policies (Cont'd)

         The net carrying cost of Canada Southern's oil and gas properties in producing cost centers is limited to an estimated recoverable amount. This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowances, less future general and administrative costs, financing costs and income taxes. Future net revenues are calculated using year end prices that are not escalated or discounted. For Canadian GAAP future net revenues are undiscounted, whereas, for U.S. GAAP future net revenues are discounted at 10%.

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

         Substantially all of Canada Southern's exploration and development activities related to oil and gas are conducted jointly with others and accordingly the consolidated financial statements reflect only Canada Southern's proportionate interest in such activities.

Revenue recognition

         Canada Southern recognizes revenue on its working and royalty interest properties from the production of oil and gas in the period the oil and gas are sold.

         Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and collection is reasonably assured. Under the carried interest agreements Canada Southern receives oil and gas revenues net of operating and capital costs incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

1.       Summary of significant accounting policies (Cont'd)

Earnings per share

     Earnings per common share (EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. Canada Southern's basic and diluted calculations of EPS are the same because the exercise of options is not assumed in calculating diluted EPS, as the result would be anti-dilutive (Canada Southern has continuing losses). In addditon, Canada Southern's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Future site restoration costs

         Future site restoration costs for working interest properties are being provided on a unit of production basis. The provision is based on current costs of complying with existing legislation and industry practice for site restoration and abandonment. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. These costs would be paid by the working interest partners and charged to the carried interest account.

Future income taxes

         Canada Southern follows the liability method of accounting for income taxes. Under this method, Canada Southern records income taxes to give effect to temporary differences between the carrying amount and the tax basis of Canada Southern's assets and liabilities. Temporary differences arise when the realization of an asset or the settlement of a liability would give rise to either an increase or decrease in Canada Southern's income taxes payable for the year or later period. Future income taxes are recorded at the enacted income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. Income tax expense is the tax payable for the period and the change during the period in future income tax assets and liabilities.

1.       Summary of significant accounting policies (Cont'd)

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

Stock based compensation

         Canada Southern has a stock based compensation plan for its employees, officers and directors to acquire common shares. Options are issued at the fair market value of the shares on the date of the grant; consequently no compensation expense is recorded. Consideration received on the exercise of the options is credited to share capital. Note 5 contains the details of the current options outstanding.

         For U.S. GAAP, Canada Southern follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock options. This method is consistent with Canada Southern's accounting under Canadian GAAP.


 Comprehensive income

         Canada Southern has no items of other comprehensive income for U.S. GAAP. Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive loss for all periods presented is equal to the net loss.

2.       Cash and cash equivalents

         Canada Southern considers all highly liquid short term investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

                                                                  2000                 1999
                                                                  ----                 ----
Cash                                                         $   165,355          $   398,884
Canadian and U.S. marketable securities (Yield: 2000-5.7%,       994,676            2,646,646
1999-5.0%)                                                       -------            ---------
                                                              $1,160,031           $3,045,530
                                                              ==========           ==========

3.       Marketable securities

         At December 31, 2000 there were no marketable securities. At December 31, 1999, Canada Southern held the following marketable securities:

                                                                    Amortized
                   Security         Par value    Maturity Date       Cost         Fair value
                   --------          ---------   -------------       -----       ----------
1999
----
U.S. Federal Home Loan
Bank Disc. Note (Yield: 5.2%)
                                     $577,700      Jan. 18, 2000      $568,374        $576,300
                                     ========                         ========        ========

4.       Oil and gas properties and equipment

                                                                              Less Accumulated
                                                                                Depreciation
                                                                               Depletion and,        Net Book
                                                                Cost             Writedowns            Value
Balance December 31, 2000
Oil and gas properties - developed                             $18,972,989         $9,628,766        $  9,344,223
Oil and gas properties (U.S.) - undeveloped                      1,319,218          1,319,218                   -
Seismic data                                                       112,000            112,00                    -
                                                               -----------        -----------        ------------
                                                                20,404,207         11,059,984           9,344,223
Equipment                                                           75,379             41,594              33,785
                                                               -----------        -----------        ------------
                                                               $20,479,586        $11,101,578         $ 9,378,008
                                                               ===========        ===========        ============

Balance December 31, 1999
Oil and gas properties - developed                             $19,009,974         $9,422,066        $  9,587,908
Oil and gas properties (U.S.) - undeveloped                      1,266,334            684,635             581,699
Seismic data                                                       112,000            112,000                   -
                                                               -----------        -----------        ------------
                                                                20,388,308         10,218,701          10,169,607
Equipment                                                           89,567             51,880              37,687
                                                               -----------        -----------         -----------
                                                               $20,477,875        $10,270,581         $10,207,294
                                                               ===========        ===========         ===========

         As at December 31, 2000, there were no capital assets included (year ended December 31, 1999 - $581,700) relating to undeveloped properties, which have been excluded from the depletion calculation. During 2000, a total of $70,000 ($73,000 in 1999 and $95,000 in 1998) of general and administrative expenses were capitalized.

4.       Oil and gas properties and equipment (Cont'd)

 Total future site restoration costs at December 31, 2000 are estimated to be $147,000. The estimated future site restoration costs to be accrued over the remaining life of the proven reserves at December 31, 2000 are approximately $11,000.

         Substantially all gas sales in 2000 were made to Producers Marketing Ltd. Included in the amount of accounts receivable is $82,000 due from various industry partners which include Berkley Petroleum Ltd., Petro-Canada, and Farries Engineering.

         During 1999, Canada Southern's primary Alberta asset and revenue producing property was its heavy crude oil production and related facilities at Kitscoty. Canada Southern sold its 10 % working interest to the operator for $336,000 effective October 1, 1999. The transaction was completed during February 2000 and the proceeds of sale were credited to oil and gas properties in 2000. The amount of abandonments and write downs are same under both Canadian and U.S. GAAP.

         During the second quarter of fiscal 2000, the carrying costs ($635,000) of the Texas project on the books were written down to a nominal value of $1.00. The 1998 abandonment amount of $685,000 resulted from a write down of certain of our properties in California and Texas.


5.       Limited voting shares and stock options

         The Memorandum of Association (Articles of Continuance) of Canada Southern provides that no person (as defined) shall vote more than 1,000 shares.

         On September 25, 2000, Canada Southern filed a preliminary registration statement with both the U.S. Securities and Exchange Commission and various Canadian security commissions for a rights offering to its shareholders or its limited voting shares. The number of shares to be sold, the purchase price and the terms have not yet been determined.

         Under the terms of Canada Southern's 1985, 1992 and 1998 stock option plans, Canada Southern is authorized to grant certain employees, directors and consultants options to purchase Limited Voting Shares at prices based on the market price of the shares as determined on the date of the grant. The options are normally exercisable immediately and issued for a period of five years from the date of grant.

         During 1998, Canada Southern adopted a stock option plan that permits the granting of both stock options and stock appreciation rights. A total of 700,000 Limited Voting Shares are reserved for issuance under the plan.

5.       Limited voting shares and stock options (Cont'd)

         A summary of stock option transactions for the three years ended December 31, 2000 is as follows:

Options Outstanding   Expiration Dates  Number of Shares    Option Prices ($)
-------------------   ----------------  ----------------    -----------------
December 31, 1997  Aug. 1999 - Oct. 2002      202,500         6.37 - 13.50
  Granted                                       7,500             10.25
                                           ----------
December 31, 1998  Aug. 1999 - Apr. 2003      210,000   ($7.94 weighted average)
  Granted                                     362,500             7.02
  Exercised                                   (49,000)          6.37-7.00
                                            ----------
December 31, 1999  Nov. 2000 - Jan. 2004      523,500   ($6.92 weighted average)
  Granted                                      75,000             8.36
  Exercised                                    (1,000)            7.00
  Expired                                      (4,000)            7.00
                                            ----------
December 31, 2000    May 2001-Jan. 2005       593,500   ($7.11 weighted average)
                                              =======


Summary of Options Outstanding at December 31, 2000
---------------------------------------------------
Granted 1994   May 2001                       80,000                      7.00
Granted 1996   May 2001                       62,500                      6.37
Granted 1999   Jan. 2004                     376,000                      7.00
Granted 2000   Jan. 2005                      75,000                      8.36
                                           --------
Total - December 31,  2000                  593,500
                                            =======

Options Reserved for Future Grants          436,134
----------------------------------          =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if Canada Southern had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require that input of highly subjective assumptions including the expected stock price volatility. All of the valuations assumed no expected dividend. The assumptions used in the 1998 valuation model were: risk free interest rate - 4.45%, expected life - 5 years and expected volatility - .328. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.65%, expected life - 5 years and expected volatility - .503. The assumptions used in the 2000 valuation model were: risk free interest rate - 6.7%, expected life - 5 years and expected volatility - .578.

          Because Canada Southern's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

5.        Limited voting shares and stock options (Cont'd)



          For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. Canada Southern's pro forma information is as follows:

                                                    Amount        Per Share
Net loss as reported  - December 31, 1998        $(2,328,170)      $(.16)
Stock option expense                                  29,600       .    -
                                                 -----------       ------
Pro forma net loss  - December 31, 1998          $(2,357,770)      $(.16)
                                                 ============      ======

Net loss as reported  - December 31, 1999        $(3,001,424)      $(.21)
Stock option expense                               1,247,000        (.09)
                                                -------------      ------
Pro forma net loss  - December 31, 1999          $(4,248,424)      $(.30)
                                                 ============      ======

Net loss as reported  - December 31, 2000        $(3,084,335)      $(.22)
Stock option expense                                 112,000       .    -
                                                  -----------      ------
Pro forma net loss  - December 31, 2000          $(3,196,335)      $(.22)
                                                 ============      ======

6.        Income taxes

          Income taxes vary from the amounts that would be computed by applying the Canadian federal and provincial income tax rates as follows:

                                                     2000             1999              1998
                                                     ----             ----              ----
                                                    44.84%           44.84%            44.84%
                                                    ======           ======            ======
Recovery for income taxes based on combined
basic Canadian federal and provincial income tax  $(1,469,135)     $(1,213,611)      $(1,419,885)
Nondeductible crown charges                            40,361           11,249           104,663
Resource allowance                                    284,725          383,663           403,270
Other                                                 (16,902)         (47,601)           24,919
Nontaxable portion of capital gain                          -                -           (20,049)
Unrecognized benefit of the tax loss                1,029,476          846,854           322,441
                                                    ----------      ----------        ----------
Actual  income tax recovery                         $ (82,225)      $ (274,970)       $ (378,367)
                                                    ==========      ===========       ===========

         At December 31, 2000, Canada Southern had net operating losses for income tax purposes of approximately $6,391,000 which are available to be carried forward to future periods. These losses expire in the following years:
2001 - $545,000, 2002 - $569,000, 2003 - $1,077,000, 2004 - $544,000, 2005 -
$1,407,000, 2006 - $590,000 and 2007 - $1,659,000.

         At December 31, 2000, Canada Southern has the following oil and gas tax deductions available to reduce future taxable income, subject to a final determination by taxation authorities.

Canada
Drilling, exploration and lease acquisition costs         $ 10,906,000
Earned depletion                                             1,975,000
Undepreciated capital costs                                  2,309,000
Cumulative eligible capital losses                             407,000
United States
-------------
Net operating losses                                           964,000

         As a result of these deductions, Canada Southern has a future tax asset which primarily represents the excess of available resource deductions for income tax purposes over the recorded value of oil and gas properties together with operating and capital income tax loss carryforwards. These amounts are expected to be recovered from the production of current oil and gas reserves. As certain of the resource deductions are restricted and the operating loss carryforwards are subject to expiration, there is considerable risk that these deductions will not be utilized. Accordingly, Canada Southern has established a valuation allowance to recognize this uncertainty.

                          2000             1999               1998
Future tax asset       $6,379,479       $6,749,358         $5,728,699
Valuation reserve      (4,713,779)      (5,165,883)        (4,420,194)
                       -----------      -----------        -----------
Net future tax asset   $1,665,700       $1,583,475         $1,308,505
                       ==========       ==========         ==========

Future tax recovery   $    82,225      $   274,970        $   378,367
                      ===========      ===========        ===========


7.        Line of credit

          Canada Southern's $500,000 operating line of credit with a commercial bank was terminated in February 2001. Only minor drawings were made under this line during 2000 and none in 1999.

8.       Litigation

         Canada Southern's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada. The permit consists of 31,888 gross acres (9,566 net acres) which is partially developed by two natural gas wells that had combined gross productive capability at December 31, 2000 of approximately 55 million cubic feet per day. Gross natural gas sales were approximately 45 million cubic feet per day at December 31, No revenues have been included from the Kotaneelee gas field since production from the field began in 1991.

         Since 1989, Canada Southern and the other carried interest parties have been involved in litigation in the Court of Queens Bench in Calgary, Canada with the field working interest parties (defendants). Canada Southern claims that the defendants breached a contract obligation and/or a fiduciary duty owed to Canada Southern to market gas in 1984 from the field when it was possible to so. In addition, Canada Southern has claimed that Canada Southern's carried interest account should be reduced because of improper charges to the carried interest account by the defendants. Canada Southern seeks money damages and the forfeiture of the Kotaneelee gas field. Canada Southern presented evidence at trial that the money damages sustained by Canada Southern were approximately $100 million.

         A carried interest owner such as Canada Southern is entitled to receive its share of field revenues after the working interest parties recover their operating and capital costs. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified Canada Southern in December 1999 that it would not make any payments to the carried interest owners, including Canada Southern, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The operator stated that it would deposit Canada Southern's share of net production proceeds in an interest bearing account with an escrow agent.

         Since March 2000, the operator of the Kotaneelee field has been reporting the amount of our share of net revenues being deposited in escrow. The March 2001 report provided information for production for the month of December 2000. Based on the reported data, Canada Southern believes the total amount due Canada Southern at December 31, 2000 (before interest) was approximately $17.6 million, of which $5.8 million has been deposited in escrow by the operator.

         Amoco Canada, one of the working interest partners, maintains that the carried interest account should be charged additional amounts for gas processing fees and that the carried interest account has not been paid out. According to the last report from Amoco Canada the remaining amount to be paid out was approximately $58.7 million (our share - $17.4 million) at December 31, 1999. Based upon production and pricing information received from the operator, Canada Southern estimates that the carried interest account, even if the disputed processing fees are included, should reach pay out status on or before March 31, 2001.

        The parties to the litigation have conducted extensive discovery since the filing of the claims. The trial began in September 1996. Canada Southern completed the presentation of its case against the defendants during September 1998. During 2000, Canada Southern completed its rebuttal evidence and filed its written closing argument with the court. On February 6, 2001, the presentation of the evidence in the trial ended. Canada Southern expect a written decision from the trial court will be forthcoming before the end of 2001.

         Based upon newly discovered evidence, Canada Southern filed a new claim during May 1998 that the defendants failed to develop the field in a timely manner. Canada Southern is unable to estimate the time necessary to conclude this claim.

         Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. The trial has been lengthy, complicated and costly to all parties and Canada Southern believes that the prevailing party or parties in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that it does not prevail on its claims in the litigation, costs will be assessed against it or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. Canada Southern has expended in excess of $13 million on the litigation and believe the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be successful.

         There is no assurance whatever that Canada Southern will be successful on the merits of its claims, which have been vigorously defended by the defendants. There is also no assurance that Canada Southern will be awarded any damages, or that, if damages are awarded, the Court will apply the measure of damages that Canada Southern claims should be applied.

9.       Related party transactions

          In 1991, Canada Southern granted interests to certain of its officers, employees, directors, counsel and consultants amounting to an aggregate of 7.8% of any and all benefits to Canada Southern after expenses from the litigation in Canada relating to the Kotaneelee gas field. Canada Southern has reserved a 2.2% interest in such net benefits for possible future grants to persons who may include Canada Southern officers and directors.


         Mr. Heath, a director of Canada Southern, has royalty interests in certain of Canada Southern's oil and gas properties, (present and past) which were received directly or indirectly through Canada Southern. Canada Southern and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Heath totaling U.S. $25,247, $15,435 and $8,324 in 2000, 1999 and 1998, respectively. These amounts have been recorded at exchange values.

10.      Other financial information

Accrued liabilities
-------------------
                                      2000                  1999
                                      ----                  ----
Accounting and legal expenses        $  61,527             $  18,256
Royalties                               28,000                     -
Audit fees                              25,000                     -
Capital and operating costs             23,000                     -
                                    ----------      ----------------
                                    $  137,527             $  18,256
                                    ==========             =========

                                               Year ended December 31,
                                               -----------------------
                                          2000          1999        1998
                                          ----          ----        ----
Royalty payments (1)                    $    84,769   $    71,838    $146,161
                                        ===========   ===========    ========

Rent payments                           $    49,057   $    55,840    $ 76,812
                                        ===========   ===========    ========

Interest and line of credit fees         $    4,641    $    2,600  $    1,625
                                         ==========    ==========  ==========

Large corporation tax payments            $   7,824     $  15,108   $  22,837
                                          =========     =========   =========

--------------------
(1)      Oil and gas sales are reported net of royalties incurred.


11.      Leases

         At December 31, 2000, the future minimum rental payments and estimated operating costs applicable to Canada Southern's noncancelable five year operating (office) lease which was effective June 1, 2000 total $ 181,853 and are as follows: $39,534 in 2001, $40,943 in 2002, $41,949 in 2003, $41,949 in
2004 and $17,478 in 2005.



12.      Subsequent events

         Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia including Buick Creek, Wargen and Clark Lake to working interests.

         On January 15, 2001, Canada Southern sold its interest in Doe Creek in British Columbia for $800,000, effective January 1, 2001.

                         CANADA SOUTHERN PETROLEUM LTD.
                      SUPPLEMENTARY INFORMATION ON OIL AND
                            GAS PRODUCING ACTIVITIES
                                   (unaudited)

          The following information includes estimates which are subject to rapid and unanticipated change. Canada Southern cautions that the discounted future net cash flows from proved oil and gas reserves are not an indication of the fair market value of Canada Southern's oil and gas properties or the future net cash flows expected to be generated from the properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves. Also, the estimates do not consider the effect of future changes in oil and gas prices, development, site restoration and production costs, and possible changes in tax and royalty regulations. The prescribed discount rate of 10% may not appropriately reflect future interest rates.

          All amounts below except for costs, acreage, wells drilled and present activities relate to Canada. Oil and gas reserve data and the information relating to cash flows were provided by Paddock Lindstrom & Associates Ltd., independent consultants.


Estimated net quantities of proved oil and gas reserves:
                                                  Oil         Gas
                                               (bbls)       (bcf)
                                               ------       -----
Proved reserves:
December 31, 1997                             533,800          24.391
  Sale of properties                         (350,800)         (2.632)
  Revisions of previous estimates             (73,419)         (2.088)
  Production*                                 (73,381)         (1.263)
                                            ----------        --------
December 31, 1998                              36,200          18.408
  Revisions of previous estimates              5,050            6.786
  Production*                                 (11,650)         (1.710)
                                            ----------        --------
December 31,1999                               29,600          23.484
  Revisions of previous estimates              4,787           (4.531)
  Production*                                  (3,787)          (.375)
                                             ---------         -------
December 31,2000                               28,600          18,578
                                             ========          ======

Proved developed reserves:
December 31, 1997                             508,200          24.391
                                              =======          ======
December 31, 1998                              36,200          18.408
                                             ========          ======
December 31, 1999                              29,600          23.484
                                             ========          ======
December 31, 2000                              25,800          18.312
                                             ========          ======

* Production data includes oil and gas sales and the proceeds from the carried interest properties.


Results of oil and gas operations:
----------------------------------

                                                              2000                  1999                 1998
                                                              ----                  ----                 ----
Income:
  Oil and gas sales                                       $  435,575           $  189,461            $1,603,155
  Proceeds  from carried interests                           796,560              587,073               206,503
  Gain on sale of assets                                           -                    -             1,378,180
                                                           ---------           ----------            ----------
                                                           1,232,135              776,534             3,187,838
                                                           ---------           ----------            ----------
Costs and expenses:
  Production costs                                            62,778              147,332               975,899
  Depletion depreciation, and amortization                   216,000              707,200               869,600
  Provision for future site restoration costs                      -                  600                29,500
  Abandonments and write downs                               634,582                    -               684,635
  Income tax expense (recovery)                              142,939              (35,243)              281,687
                                                       -------------        --------------           ----------
                                                           1,056,299              819,889             2,841,321
                                                       -------------        --------------           -----------
Net income (loss) from operations                      $     175,836        $     (43,355)           $  346,517
                                                       =============        ==============           ==========


Capitalized costs of oil and gas activities:
--------------------------------------------

                                                              2000                  1999                 1998
                                                              ----                  ----                 ----
Acquisition costs                                           $  92,000           $  241,000           $    11,000
Exploration                                                    65,000              514,000               174,000
Development                                                   195,000              145,000             1,758,000


Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars)
--------------------------------------------------------------------------------


                                                              2000                  1999                 1998
                                                              ----                  ----                 ----

Future cash inflows                                         $171,283              $70,491               $28,052
Future development and production costs                       (7,345)             (24,364)              (14,030)
                                                            ---------             --------             ---------
                                                             163,938               46,127                14,022
Future income tax expense*                                   (50,591)              (6,331)                    -
                                                            ---------             --------             --------
Future net cash flows                                        113,347               39,796                14,022
10% annual discount                                          (28,167)              (8,758)               (4,781)
                                                            ---------             --------             ---------
Standardized measure of discounted
  future net cash flows                                      $85,180              $31,038              $  9,241
                                                             =======              =======              ========

------
* Reflects tax benefit for the years 2000, 1999 and 1998, from carry forward of exploration, development and lease acquisition costs, undepreciated capital costs and earned depletion of $21,988,000, $18,940,000 and $16,381,000.

         Current prices used in the above estimates were based upon selling prices at the wellhead at December of each year as follows: 2000 - $9.19, 1999 - $2.98 and 1998 - $1.41 per mcf. Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):
------------

                                                                        Year ended December 31,
                                                                        -----------------------
                                                           2000                   1999                  1998
                                                           ----                   ----                  ----
Changes due to:
Sale of properties                                   $          -           $          -               $(4,374)
Prices and production costs                                88,555                 17,776                  (402)
Future development costs                                     (273)                  (116)               (1,204)
Sales net of production costs                              (8,984)                  (619)                 (906)
Development costs incurred
  during the year                                             195                    145                 1,758
Net change due to extensions,
  discoveries and improved recovery                             -                      -                     -
Revisions of quantity estimates                             1,697                  7,256                  (872)
Accretion of discount                                       3,461                    924                 1,045
Net change in income taxes                                (30,509)                (3,569)                 (313)
                                                       -----------             ----------            ----------
Net change                                                $54,142                $21,797               $(5,268)
                                                          =======                =======               ========

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         None.

                                    PART III

         For information concerning Item 10 - "Directors and Executive Officers of Canada Southern," Item 11 - "Executive Compensation," Item 12 - "Security Ownership of Certain Beneficial Owners and Management" and Item 13 - "Certain Relationships and Related Transactions," see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders for the year ended December 31, 2000, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - "Executive Officers of Canada Southern," see
Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements
                           --------------------

                           The financial statements and schedules listed below
and included under Item 8, above are filed as part of this report.
                                                                         Page
                                                                       Reference

Auditors' Report                                                           36
Consolidated Balance Sheets as at December 31, 2000 and 1999               37
For the years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Operations and Deficit                      38
    Consolidated Statements of Cash Flows                                  39
Consolidated Statements of Limited Voting Shares and Contributed
    Surplus for the three years ended December 31, 2000                    40
Notes to Consolidated Financial Statements                               41-53
Supplementary Information On Oil and Gas Producing Activities (unaudited)54-56

                  (2)      Consolidated Financial Statement Schedules
                           ------------------------------------------

                           All schedules  have been omitted since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

         (b)      Reports on Form 8-K
                  -------------------

                  None

         (c)      Exhibits
                  --------

                  The following exhibits are filed as part of this report:

         Item Number
         -----------

                  2.       Plan of acquisition, reorganization, arrangement,
                           -------------------------------------------------
                           liquidation or succession
                           -------------------------

                           Not applicable.

                  3.       Articles of Incorporation and By-Laws
                           -------------------------------------
                           (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit 4B to Form S-8 as filed on November 25, 1998 is incorporated by reference.

                           (b) By-laws, as amended, filed as Exhibit 4C to Form S-8 as filed on November 25, 1998 are incorporated by reference.

                  4. Instruments defining the rights of security holders, including indentures
                           -----------------------------------------------------

                           None.

                  9.       Voting trust agreement
                           ----------------------

                           None.

                  10.      Material contracts
                           ------------------

                           (a) Agreements relating to Kotaneelee Gas Field:

                           (1.)Copy of Agreement dated May 28, 1959 between Canada Southern et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company filed as
                           Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

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

                           (4.) Copy of Agreement dated April 1, 1966 among Canada Southern et al. and Dome Petroleum Limited et al., filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (5.) Copy of Letter Agreement dated February 1, 1977 between Canada Southern and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field, filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (b) Copy of Agreement dated January 28, 1972 between Canada Southern and Panarctic Oils Ltd. for development of the offshore Arctic Islands gas fields, filed as Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (c) Stock Option Plan adopted December 9, 1992, filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

                           (d) Stock Option Plan effective July 1, 1998 filed as Exhibit A to Schedule 14A Information (Proxy Statement) as filed on May 1, 1998 is incorporated by reference.

                  11.      Statement re computation of per share earnings
                           ----------------------------------------------

                           None.

                  12.      Statement re computation of ratios
                           ----------------------------------

                           None.

                  13.      Annual report to security holders, Form 10-Q or
                           -----------------------------------------------
                           quarterly report to security holders
                           ------------------------------------

                           Not applicable.

                  16.      Letter re change in certifying accountant
                           -----------------------------------------

                           Not applicable.

                  18.      Letter re change in accounting principles
                           -----------------------------------------

                           None.

                  21.      Subsidiaries of Canada Southern
                           -------------------------------

                           Canpet Inc. incorporated in Delaware on August 3, 1973. C. S. Petroleum Limited incorporated in Nova Scotia on December 15, 1981.

                  22.      Published report regarding matters submitted to vote
                           -----------------------------------------------------
                           of security holders
                           -------------------

                           None.

                  23.      Consents of experts and counsel
                           -------------------------------

                           (a) Paddock Lindstrom & Associates, Ltd. filed herein.
                           (b)  Ernst & Young LLP filed herein.

                  24.      Power of attorney
                           -----------------

                           Not applicable.

                  99.      Additional exhibits
                           -------------------

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

         (d)      Financial Statement Schedules
                  -----------------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CANADA SOUTHERN PETROLEUM LTD.
                                                (Registrant)


Dated:        March 28, 2001              By /s/ Ben A. Anderson
       -------------------------        ----------------------------------------
                                          Ben A. Anderson
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Ben A. Anderson                    By /s/ David Blain
   -------------------------              ------------------------------------
    Ben A. Anderson                           David Blain
    President and Director                    Treasurer and Chief Financial and
                                              Accounting Officer

Dated:    March 28, 2001                Dated:     March 28, 2001
       ---------------------                    -----------------------------


By /s/ Benjamin W. Heath                  By /s/ Timothy L. Largay
   ------------------------               ------------------------------------
    Benjamin W. Heath                         Timothy L. Largay
    Director                                  Director


Dated:    March 28, 2001                 Dated:    March 28, 2001
       ---------------------              --------------------------------


By /s/  Arthur B. O'Donnell               By /s/ M. A. Ashton
        -------------------               -------------------------
        Arthur B. O'Donnell                   M. A. Ashton
        Director                              Director

Dated:    March 28, 2001                 Dated:    March 28, 2001
       ---------------------              --------------------------------







                                INDEX TO EXHIBITS


     23.      (a)     Consent of Independent Petroleum Engineers

              (b)     Consent of Independent Auditors