Form 10-Q
period 2001-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 2001-05-14
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2001
                               -------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,316,970 shares outstanding as of May 7, 2001.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                Table of Contents


                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements                                                Page
                                                                            ----
        Consolidated balance sheets at March 31, 2001 and
        December 31, 2000                                                      3

        Consolidated statements of operations and deficit for the three
        months ended March 31, 2001 and 2000                                   4

        Consolidated statements of cash flows for the three months ended
        March 31, 2001 and 2000                                                5

        Notes to consolidated financial statements                             6

ITEM 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk             13

                 PART II - OTHER INFORMATION

ITEM 5  Other Information                                                     14

ITEM 6  Exhibits and Reports on Form 8-K                                      14

        Signatures                                                            15

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                               March 31,             December 31,
                                                                                  2001                   2000

                                                                           --------------------   ----------------------
                                Assets                                           (unaudited)                (Note)
                                ------

Current assets:
  Cash and cash equivalents                                                     $  2,750,606          $  1,160,031
  Accounts receivable                                                                723,156               244,745
  Other assets                                                                       286,910               300,871
                                                                                 -----------           -----------
Total current assets                                                               3,760,672             1,705,647
                                                                                 -----------           -----------

Oil and gas properties and equipment
  (full cost method)                                                               8,542,928             9,378,008
Future tax asset                                                                   1,608,000             1,665,700
                                                                                 -----------           -----------
Total assets                                                                     $13,911,600           $12,749,355
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable                                                             $     560,263         $     307,550
  Accrued liabilities                                                                250,937               137,527
                                                                                     -------               -------
Total current liabilities                                                            811,200               445,077
                                                                                     -------               -------

Future site restoration costs                                                        129,206               136,123

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding -14,316,970 and 14,285,970 shares                                   14,316,970            14,285,970
  Contributed surplus                                                             26,694,438            26,508,438
                                                                                 -----------           -----------
Total capital                                                                     41,011,408            40,794,408
  Deficit                                                                        (28,040,214)          (28,626,253)
                                                                                 ------------          ------------
Total shareholders' equity                                                        12,971,194            12,168,155
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $13,911,600           $12,749,355
                                                                                 ===========           ===========

       Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)

                                                                                      Three months ended
                                                                                          March 31,
                                                                           -----------------------------------------
                                                                                 2001                   2000
                                                                                 ----                   ----
                                                                                (unaudited)            (unaudited)
Revenues:
  Oil sales                                                                $          3,193       $          6,112
  Gas sales                                                                       1,083,911                 20,550
  Proceeds from carried interests                                                   344,556                299,999
  Interest and other income                                                          21,418                 44,563
                                                                                  ---------                -------
                                                                                  1,453,078                371,224
                                                                                  ---------                -------
Costs and expenses:
  General and administrative                                                        365,056                404,789
  Legal                                                                             308,047                488,722
  Lease operating costs                                                              92,070                 10,948
  Depletion, depreciation, and amortization                                          70,102                 67,500
  Foreign exchange loss (gain)                                                      (25,936)                (8,130)
                                                                                  ----------              ---------
                                                                                    809,339                963,829
                                                                                  ---------               --------
Net income (loss) before income taxes                                               643,739               (592,605)
  Income tax recovery (provision)                                                   (57,700)               189,497
                                                                                  ----------              --------
Net income (loss)                                                                   586,039               (403,108)
                                                                                  =========               =========

Deficit - beginning of period                                                   (28,626,253)           (25,541,920)
                                                                               -------------          -------------
Deficit - end of period                                                        $(28,040,214)          $(25,945,028)
                                                                               =============          =============

Average number of shares outstanding:
  Basic                                                                          14,309,220             14,284,970
                                                                                 ==========             ==========
  Diluted                                                                        14,417,638             14,284,970
                                                                                 ==========             ==========

Net income (loss) per share (basic & diluted)                                      $.04                  $(.03)
                                                                                   ====                  ======

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                                    Three months ended
                                                                                        March 31,
                                                                        --------------------------------------------
                                                                               2001                   2000
                                                                               ----                   ----
                                                                            (unaudited)            (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                          $  586,039            $  (403,108)
    Adjustments to reconcile net income (loss)
    to net cash used in operating activities
      Depletion depreciation, and amortization                                     70,102                 67,500
      Future tax provision (recovery)                                              57,700               (189,497)
                                                                                 --------              ----------
    Funds provided from (used in) operations                                      713,841               (525,105)
    Change in current assets and liabilities:
      Accounts and interest receivable                                           (478,411)               (53,775)
      Other assets                                                                 13,961                  2,059
      Accounts payable                                                            252,713               (116,948)
      Accrued liabilities                                                         113,410                 67,066
                                                                                 --------              ---------
  Net cash provided from (used in) operations                                     615,514              ( 626,703)
                                                                                 --------              ----------

Cash flows from investing activities:
  Additions to oil and gas properties                                             (35,249)              (136,562)
  Future site restoration costs                                                    (7,917)               (26,187)
  Proceeds from sale of properties                                                801,227                336,000
  Sale of marketable securities                                                         -                568,374
                                                                                 --------              ---------
Net cash provided from investing activities                                       758,061                741,625
                                                                                 --------              ---------

Cash flows from financing activities:
  Exercise of stock options                                                       217,000                      -
                                                                                  -------              ---------
Net cash from financing activities                                                217,000                      -
                                                                                  --------             ---------

Increase in cash and cash equivalents                                           1,590,575                114,922
Cash and cash equivalents at the  beginning of period
                                                                                1,160,031              3,045,530
                                                                               ----------             ----------
Cash and cash equivalents at the end of period                                 $2,750,606             $3,160,452
                                                                               ==========             ==========

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                          PART 1 FINANCIAL INFORMATION

                                 March 31, 2001
                         (Expressed in Canadian Dollars)



Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation
-------  ---------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited. and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Revenue Recognition
-------  -------------------

         Canada Southern recognizes revenue from carried interest properties when the proceeds become receivable and collection is reasonably assured. Canada Southern has a 30% carried interest in the Kotaneelee natural gas field in the Yukon, Canada. No revenue from the Kotaneelee field has been recorded to date. See "Liquidity and Capital Resources".

         Proceeds from carried interests include $340,000 of carried interest revenue relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties which were converted to working interests effective January 1, 2001.

         Since March 2000, the operator of the Kotaneelee field has been reporting the disputed amount of our share of net revenues being deposited in escrow. The April 2001 report provided information for production for the month of January 2001. Based on the reported data, the Company believes the total amount due us at January 31, 2001 (before interest) was approximately $22.0 million, of which $7.3 million has been deposited in escrow by the operator.

Item 1.  Financial Statements - Notes (Cont'd)

Note 3.  Oil and Gas Properties
-------  ----------------------

         On January 15, 2001, Canada Southern sold its interest in Doe Creek in British Columbia for approximately $800,000, effective as of January 1, 2001. The proceeds of sale were credited to oil and gas properties.


Note 4.  Limited Voting Shares and Stock Options
-------  ---------------------------------------

         During January 2001, options to purchase 31,000 Limited Voting Shares at $7.00 per share were exercised.

Following is a summary of option transactions since December 31, 2000:


Options Outstanding                  Expiration Dates             Number of Shares            Option Prices ($)
-------------------                  ----------------             ----------------            -----------------
 December 31, 2000               Jun. 30, 2001 - Jan. 2004              593,500         $7.11 weighted average
  Exercised                              Jan. 2001                      (31,000)                    7.00
  Expired                                Jan. 2001                      (10,000)                    7.00
                                                                        ========
 March 31, 2001                  Jun. 30, 2001 - Jan. 2004              552,500         $7.11 weighted average
                                                                        =======



Note 5.  Earnings per share
-------  ------------------

         Earnings per common share (EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. Canada Southern's basic and diluted calculations of EPS are the same in prior years because the exercise of options was not assumed in calculating diluted EPS, as the result would have been anti-dilutive (Canada Southern had continuing losses). In addition, Canada Southern's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are the costs, length and outcome of the Kotaneelee litigation.


Liquidity and Capital Resources

         At March 31, 2001, the Company had approximately $2.8 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. The Company's capital expenditures are expected to be about $1.0 million during 2001, of which $500,000 will be used to further develop Buick Creek properties. We estimate that we currently have adequate working capital for the year 2001. However, we might be required to raise additional funds in order to complete the Kotaneelee Litigation.

         Cash flow from operations during the three months ended March 31, 2001 increased to $616,000 compared to the funds used in operations of $627,000 during the comparable 2000 period. The difference between the periods was caused primarily by the following:

    Increase in funds from operations                      $ 1,239,000
    Net changes in accounts receivable and other              (413,000)
    Net change in current liabilities                          416,000
                                                           -----------
    Increase in net cash provided by operations            $ 1,242,000
                                                           ===========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         The Company expects to receive its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried-interest account reached undisputed payout status in January 2001, according to the working-interest partners. Net proceeds due the Company after all disputed "processing fee" charges are taken into account, amounted to approximately $1.8 million through February 2001. The Company expects that it will begin to report its share of Kotaneelee net proceeds as income during the second quarter of fiscal 2001.

         The Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read for a detailed discussion of the Kotaneelee litigation.

         At December 31, 2000, most of our properties were carried interest properties including the Kotaneelee field. Capital expenditures made by the working interest owners reduced our cash flow from operations as no revenues are reported until all capital expenditures have been recovered. In the past, proceeds from the carried interest properties were our major source of cash flow and working capital. However, certain of the carried interest properties in British Columbia were converted to working interests in early 2001.

         We have established a provision for our potential share of future site restoration costs. The estimated amount of these costs, which totals $428,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice. At March 31, 2001, we have accrued $129,000 of these costs with $299,000 remaining costs to be accrued in the future. During the three months ended March 31, 2001, the Company incurred approximately $8,000 in site restoration costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)


Results of Operations
---------------------

         Three month period ended March 31, 2001 vs. March 31, 2000
         ----------------------------------------------------------

         A comparison of revenues, costs and expenses, net loss and earnings per share for 2001 and 2000 is as follows:


                                                          2001                     2000                  Net Change
                                                          ----                     ----                  ----------
Revenues                                              $  1,453,078             $    371,224              $ 1,081,854
Costs and expenses                                        (809,339)                (963,829)                 154,490
Income tax (provision) recovery                            (57,700)                 189,497                 ( 47,197)
                                                      ------------             -------------            -------------
Net income (loss)                                     $    586,039              $  (403,108)             $   989,147
                                                      ============             =============            =============

Net  income   (loss)  per  share  basic  and
diluted                                                    $.04                    $(.03)                    $.07
                                                           ====                    ======                    ====

         Oil sales decreased by 48% to $3,000 in 2001 compared to $6,000 in the 2000 period. The Company sold its remaining heavy oil production in February 2000. Since the Company has disposed of most of its oil producing properties, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased.

         Gas sales increased 5175% to $1,084,000 in 2001 compared to $21,000 in the 2000 period. There was an 2853% increase in the number of units sold and a 531% increase in the average price for gas. Gas sales include royalty income of $100,000 for the 2001 period compared to $15,000 in the prior period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia ,including Buick Creek, Wargen and Clark Lake, to working interests. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))


                                                            Three months ended March 31,
                                                            ----------------------------
                                             2001                                            2000
                                             ----                                            ----
                                        Average price                                   Average price
                             mmcf          per mcf             Total         mmcf          per mcf             Total
                             ----          -------             -----         ----          -------             -----
Gas sales                   118.1          $12.36           $ 1,460,000       4.0           $1.96               $ 7,000
Liquids sold                                                     12,000
Royalty income                                                  100,000                                          15,000
Royalties deducted                                             (488,000)                                         (1,000)
                                                             ----------                                         -------
Total                                                        $1,084,000                                         $21,000
                                                             ==========                                         =======

         Proceeds from carried interests increased 15% to $345,000 during 2001 compared to $300,000 in 2000. Proceeds from carried interests include $340,000 of carried interest revenue relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties which were converted to working interests effective January 1, 2001.

         Share of Kotaneelee net revenues for 2001. No revenues have been included from the Kotaneelee gas field during the quarter ended March 31, 2001. We own a 30% carried interest in the Kotaneelee gas field. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified us in December 1999 that it would not make any payments to the carried interest owners, including us, until the issue of the disputed "processing fee" charges under the carried interest account has been resolved by the Kotaneelee Litigation. The operator stated that it would deposit our share of net production proceeds in an interest bearing account with an escrow agent.

         The Company expects to receive its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried-interest account reached undisputed payout status in January 2001, according to the working-interest partners. Net proceeds due the Company after all disputed "processing fee" charges are taken into account, amounted to approximately $1.8 million through February 2001. The Company expects that it will begin to report its share of Kotaneelee these net proceeds as income during the second quarter of fiscal 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

         At April 30, 2001, the field was producing approximately 48.3 mmcf/d of which approximately 80% is being sold. Production from the Kotaneelee field had been 52.9, 54.6, 50.5 and 48.7 mmcf/d, respectively during the period January - April 2001. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, the Company is unable to accurately predict the amount of future net production proceeds that it will receive from the field.

         Interest and other income was 52% lower in 2001. Interest income decreased 46% from $39,000 in 2000 to $21,000 in the 2001 period because less funds were available for investment. In addition, the 2001 period does not include any proceeds from the sale of seismic data as compared to $6,000 in 2000.

         General and administrative costs decreased 10% in 2001 to $365,000 from $405,000 in 2000 primarily due to a decrease in salaries and benefits.

         Legal expenses decreased 37% during 2001 to $308,000 from $489,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. We expect that there will be a substantial decrease in legal costs pending the court's decision.

         Lease operating costs increased 741% from $11,000 in 2000 to $92,000 in the 2001 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests.

         Depletion, depreciation and amortization expense increased 4% in 2001 to $70,000 from $68,000 in 2000.

         A foreign exchange gain of $26,000 was recorded in 2001, compared to a gain of $8,000 in 2000 on the our U.S. investments. The value of the Canadian dollar was U.S. $.6672 at December 31, 2000 compared to U.S. $.6345 at March 31, 2001.

         An income tax provision of $58,000 was recorded in 2001 compared to an income tax recovery of $189,000 in 2000. During the 2001 period, the $58,000 of income taxes were provided which resulted in a 9% effective tax rate because of the utilization of tax loss carry forwards not previously recorded.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalent . At March 31, 2001, the carrying value of such investments was approximately $2.5 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                                 March 31, 2001

Item 5.  Other Information

                  On May 3, 2001, the Company announced that it was withdrawing its registration statement for a common stock rights offering.


Item 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibits
          ---      --------

                  None

          (b)     Reports on Form 8-K
          ---     -------------------

                  On January 12, 2001, the Company filed a Current Report on Form 8-K to report the following:

                  1. The Court of Queens Bench in Calgary, Alberta, Canada would hear final oral arguments on February 6, 2001 which would conclude the presentation of evidence in the Kotaneelee litigation.

                  2. The Company sold a minor property interest in Northeast British Columbia for approximately $800,000.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2001



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                  ------------------------------
                                                           Registrant




Date:  May 14, 2001                 By  /s/ David Blain
                                        ----------------------------------------
                                            David Blain
                                            Treasurer and Chief Financial and
                                            Accounting Officer