Form 10-Q
period 2001-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 2001-08-10
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               ------------------------------------------------

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

     Limited Voting Shares, par value $1.00 (Canadian) per share 14,390,470 shares outstanding as of August 10, 2001.

                         CANADA SOUTHERN PETROLEUM LTD.

                                   FORM 10-Q

                                 JUNE 30, 2001

                               Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                             Page
                                                                          ----
         Consolidated balance sheets at June 30, 2001 and
         December 31, 2000                                                  3

         Consolidated  statements of income and deficit for the six
         months ended June 30, 2001 and 2000                                4

         Consolidated  statements of cash flows for the three and six
         months ended June 30, 2001 and 2000                                5

         Notes to consolidated financial statements                         6

ITEM 2   Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                               10

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         17

                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders               18

ITEM 5   Other Information                                                 18

ITEM 6   Exhibits and Reports on Form 8-K                                  19

         Signatures                                                        20

                         CANADA SOUTHERN PETROLEUM LTD.
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
-------      --------------------

                          CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                                June 30,             December 31,
                                                                                  2001                   2000
                                                                                  ----                   ----
                                Assets                                           (unaudited)                (Note)
                                ------

Current assets
  Cash and cash equivalents                                                     $  8,359,818          $  1,160,031
  Accounts receivable                                                                975,217               244,745
  Other assets                                                                       300,167               300,871
                                                                                ------------          ------------
Total current assets                                                               9,635,202             1,705,647
                                                                                ------------          ------------

Oil and gas properties and equipment
  (full cost method)                                                               8,481,499             9,378,008
Future tax asset                                                                     761,000             1,665,700
                                                                                 -----------           -----------
Total assets                                                                     $18,877,701           $12,749,355
                                                                                 ===========           ===========

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities
  Accounts payable                                                             $     529,116         $     307,550
  Accrued liabilities                                                                223,825               137,527
                                                                                     -------               -------
Total current liabilities                                                            752,941               445,077
                                                                                     -------               -------

Future site restoration costs                                                        141,206               136,123

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding - 14,378,470 and 14,285,970 shares                                  14,378,470            14,285,970
  Contributed surplus                                                             27,042,333            26,508,438
                                                                                 -----------           -----------
  Total capital                                                                   41,420,803            40,794,408
  Deficit                                                                        (23,437,249)          (28,626,253)
                                                                                 ------------          ------------
Total shareholders' equity                                                        17,983,554            12,168,155
                                                                                 -----------           -----------
Total liabilities and shareholders' equity                                       $18,877,701           $12,749,355
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements
-------          --------------------

                 CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                     Three months ended                         Six months ended
                                                          June 30,                                  June 30,
                                                          --------                                  --------
                                                 2001                  2000                 2001                 2000
                                                 ----                  ----                 ----                 ----
Revenues:
  Oil sales                                 $     10,506          $      2,042         $     13,699         $      8,154
  Gas sales                                      650,496                23,665            1,734,407               44,215
  Proceeds from carried interests              5,761,057               249,555            6,105,613              549,554
  Interest and other income                       58,474                36,976               79,892               81,539
                                               ---------               -------          -----------           ----------
  Total revenues                               6,480,533               312,238            7,933,611              683,462
                                               ---------               -------          -----------           ----------

Costs and expenses:
  General and administrative                     414,517               466,913              779,573              871,702
  Legal                                          166,712               620,766              474,759            1,109,488
  Lease operating costs                           60,872                10,383              152,942               21,331
  Depletion, depreciation
   and amortization                              382,100                51,500              452,202              119,000
  Foreign exchange loss (gain)                     6,367               (31,843)             (19,569)             (39,973)
  Abandonments and write downs                         -               634,582                    -              634,582
                                               ---------             ---------          -----------          -----------
  Total costs and expenses                     1,030,568             1,752,301            1,839,907            2,716,130
                                               ---------             ---------          -----------          -----------
  Income (loss) before income taxes            5,449,965            (1,440,063)           6,093,704           (2,032,668)
  Income tax (provision) recovery               (847,000)               53,028             (904,700)             242,525
                                            -------------         ------------         -------------        ------------
Net Income (loss)                              4,602,965            (1,387,035)           5,189,004           (1,790,143)
  Deficit - beginning of period              (28,040,214)          (25,945,028)         (28,626,253)         (25,541,920)
                                            -------------         -------------        -------------        -------------
  Deficit - end of period                   $(23,437,249)         $(27,332,063)        $(23,437,249)        $(27,332,063)
                                            =============         =============        =============        =============

Average number of shares outstanding          14,337,345            14,284,970           14,324,184           14,284,970
                                              ==========            ==========           ==========           ==========

Net income (loss) per share
  (basic & diluted)                             $.32                 $(.10)                $.36                $(.13)
                                                ====                 ======                ====                ======


                                                        See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements
-------         --------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                        Three months ended                    Six months ended
                                                            June 30,                              June 30,
                                                      --------------------------------------------------------------
                                                        2001               2000              2001              2000
                                                        ----               ----              ----              ----
Cash flows from operating activities:

    Net income (loss)                                $  4,602,965      $  (1,387,035)     $  5,189,004     $  (1,790,143)
    Adjustments to reconcile net income
    (loss) to net cash provided from (used in)
    operating  activities
    Depletion depreciation, and amortization              382,100             51,500           452,202           119,000
    Future tax provision (recovery)                       847,000           (216,338)          904,700          (242,525)
    Abandonments and write downs                                -            634,582                 -           634,582
    Future site restoration costs                          (1,000)           160,735            (8,917)          (28,762)
                                                       -----------        -----------       -----------      ------------
    Funds provided from (used in) operations            5,831,065           (756,556)        6,536,989        (1,307,848)
    Change in current assets and liabilities:
      Accounts and interest receivable                   (252,061)            68,129          (730,472)           14,354
      Other assets                                        (13,257)            16,305               704            18,364
      Accounts payable                                    (31,147)             2,812           221,566          (114,136)
      Accrued liabilities                                 (27,112)            95,278            86,298           162,344
                                                       -----------        -----------       -----------      ------------
  Net cash provided from (used in) operations           5,507,488          ( 574,032)        6,115,085       ( 1,226,922)
                                                       -----------        -----------       -----------      ------------

Cash flows from investing activities:
  Additions to oil and gas properties                    (307,671)          (109,160)         (342,920)         (245,722)
  Proceeds from sale of properties                              -                  -           801,227           336,000
  Sale of marketable securities                                 -           (291,342)                -           277,032
                                                       -----------        -----------       -----------       -----------
Net cash provided from investing activities              (307,671)          (400,502)          458,307           367,310
                                                       -----------        -----------       -----------       -----------

Cash flows from financing activities:
  Exercise of stock options                               409,395                   -          626,395                 -
                                                       -----------        -----------       -----------       -----------
Net cash from financing activities                        409,395                   -          626,395                 -
                                                       -----------        -----------       -----------       -----------

Increase in cash and cash equivalents                   5,609,212           (974,534)        7,199,787          (859,612)
Cash and cash equivalents at the
  beginning of period                                   2,750,606          3,160,452         1,160,031         3,045,530
                                                       -----------        -----------       -----------       -----------
Cash and cash equivalents at the
  end of period                                        $8,359,818         $2,185,918        $8,359,818        $2,185,918
                                                       ===========        ===========       ===========       ===========

                                                        See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                   FORM 10-Q
                          PART 1 FINANCIAL INFORMATION

                                  June 30, 2001
                         (Expressed in Canadian Dollars)



Item 1.     Financial Statements - Notes

Note 1.  Basis of Presentation
         ---------------------

     The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States (U.S. GAAP) except for the difference described in Note 7 for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Revenue Recognition
         -------------------

     Canada Southern recognizes revenue from carried interest properties when the proceeds become receivable and collection is reasonably assured. Canada Southern has a 30% carried interest in the Kotaneelee natural gas field in the Yukon, Canada. During May 2001, the Company received its first payment from the Kotaneelee field because the carried interest account reached undisputed payout status on January 19, 2001.

     Prior to the Kotaneelee field reaching undisputed payout status, the operator of the Kotaneelee field had been reporting and depositing in escrow its share of the disputed amount of the Company's share of net revenues. Based on the reported data, the Company believes the total amount due the Company through March 31, 2001 production (including interest) was approximately $21.7 million. The disputed amounts represent gas processing fees claimed by the working interest partners.

     Proceeds from carried interests include $340,000 of carried interest revenue relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties which were converted to working interests effective January 1, 2001.

Note 3.  Oil and Gas Properties
         ----------------------

     On January 15, 2001, Canada Southern sold its interest in Doe Creek in British Columbia for approximately $800,000, effective as of January 1, 2001. The proceeds of sale were credited to oil and gas properties.

Note 4.  Income Taxes
         ------------

     At June 30, 2001, the Company had a total of $15.6 million of unused tax benefits, consisting of various Canadian tax pools ($10.4 million) and tax loss carry forwards and earned depletion ($5.2 million), available to offset future taxable income.

     The future tax asset of $761,000 at June 30, 2001 does not include the tax benefit of the $5.2 million of tax loss carry forwards and earned depletion because realization is not assured at this time.

Note 5.  Limited Voting Shares and Stock Options
         ---------------------------------------

     During the six months ended June 30, 2001, options to purchase 92,500 Limited Voting Shares per share were exercised.

Following is a summary of option transactions since December 31, 2000:


Options Outstanding                  Expiration Dates             Number of Shares            Option Prices ($)
-------------------                  ----------------             ----------------            -----------------
 December 31, 2000               Jun. 30, 2001 - Jan. 2004              593,500         $7.11 weighted average
  Exercised                              Jan. 2001                      (31,000)                    7.00
  Expired                                Jan. 2001                      (10,000)                    7.00
  Exercised                              Sep. 2001                      (33,500)                    6.37
  Exercised                              Sep. 2001                       (8,000)                    7.00
  Exercised                              Jan. 2004                      (20,000)                    7.00
                                                                        --------
 June 30, 2001                   Sep. 30, 2001 - Jan. 2004              491,000         $7.17 weighted average
                                                                        =======



Item 1.  Financial Statements - Notes (Cont'd)

Note 6.  Earnings per share
         ------------------

     Earnings per common share (EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options which was computed using the treasury stock method. Canada Southern's basic and diluted calculations of EPS are the same prior to the year 2001 because the exercise of options was not assumed in calculating diluted EPS, as the result would have been anti-dilutive (Canada Southern had losses in years prior to 2001). In addition, Canada Southern's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Note 7.  U. S. GAAP - Other Comprehensive Income
         ---------------------------------------

     During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has now become a public company (Sefton Resources, Inc) which is listed on the London Stock Exchange. At June 30, 2001, the Company owned approximately 5% of Sefton Resources, Inc. with a fair market value of $739,000 and a cost of $1.00. The shares of Sefton Resources, Inc. are restricted and cannot be sold before December 2001.

     Under U.S. GAAP, the Sefton Resources shares would be classified as available for sale securities and recorded at fair value at June 30, 2001. This would result in other comprehensive income for the three and six months ended June 30, 2001. In addition, the balance sheet would reflect Marketable securities in the amount of $739,000 with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the amount of $739,000.

         ------------------------------------------------

     Total comprehensive income (loss) during the three and six months ended June 30, 2001 and 2000 would be as follows:

                                                       Three months ended                      Six months ended
                                                       ------------------                      ----------------
                                                            June 30,                               June 30,
                                                     2001              2000                2001                2000

Net income (loss)                                $ 4,602,965       $(1,387,035)         $ 5,189,004       $(1,790,143)
Unrealized gain on available for sale
   securities                                        739,000                 -              739,000                 -
                                                 -----------       -----------          -----------       -----------
Total comprehensive income (loss)                 $5,341,965       $(1,387,035)         $ 5,928,004       $(1,790,143)
                                                 ===========       ============         ===========       ============

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

Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, the Company had approximately $8.4 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee field litigation. The Company's capital expenditures are expected to be approximately $800,000 during 2001, of which $500,000 will be used to further develop Buick Creek properties.

     Net cash flow provided from operations during the six months ended June 30, 2001 increased to $6,115,000 compared to the funds used in operations of $1,227,000 during the comparable 2000 period. The difference between the periods was caused primarily by the following:

     Increase in funds from operations                          $ 7,845,000
     Net changes in accounts receivable and other                  (763,000)
     Net change in current liabilities                              260,000
                                                                -----------
     Increase in net cash provided by operations                $ 7,342,000
                                                                ===========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

     The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried-interest account reached undisputed payout status in January 2001. During the three months ended June 30, 2001, the Company recorded the net proceeds of approximately $5.8 million received by the Company, after all disputed "processing fee" charges were taken into account, for the production period January 19, 2001 through March 31, 2001.

     The Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read for a detailed discussion of the Kotaneelee litigation.

     At December 31, 2000, most of our properties were carried interest properties including the Kotaneelee field. Capital expenditures made by the working interest owners reduced cash flow from operations as no revenues are reported until all capital expenditures have been recovered. In the past, proceeds from the carried interest properties were the Company's major source of cash flow and working capital. However, certain of the carried interest properties in British Columbia were converted to working interests in early 2001.

     The Company has established a provision for our potential share of future site restoration costs. The estimated amount of these costs, which totals $428,000, is being provided on a unit of production basis in accordance with existing legislation and industry practice. At June 30, 2001, The Company has accrued $141,000 of these costs with $287,000 remaining costs to be accrued in the future. During the six months ended June 30, 2001, the Company accrued approximately $14,000 in site restoration costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)


Results of Operations

         Three months ended June 30, 2001 vs. June 30, 2000
         --------------------------------------------------

     A comparison of revenues, costs and expenses, net loss and earnings per share for 2001 and 2000 is as follows:

                                                        2001                     2000                  Net Change
                                                    ---------------          ---------------           --------------
Revenues                                            $    6,480,533           $      312,238            $   6,168,295
Costs and expenses                                      (1,030,568)              (1,752,301)                 721,733
Income tax (provision) recovery                           (847,000)                  53,028                ( 900,028)
                                                    ---------------          ---------------           --------------
Net income (loss)                                   $    4,602,965            $  (1,387,035)           $   5,990,000
                                                    ===============          ===============           ==============

Net  income   (loss)  per  share  basic  and
diluted                                                $.32                    $(.10)                    $.42
                                                       ====                    ======                    ====

     Oil sales increased by 415% to $11,000 in 2001 compared to $2,000 in the 2000 period. Since the Company disposed of most of its oil producing properties in the year 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased.

     Gas sales increased 2,649% to $650,000 in 2001 compared to $24,000 in the 2000 period. There was a 1,495% increase in the number of units sold and a 375% increase in the average price for gas. Gas sales include royalty income of $81,000 for the 2001 period compared to $20,000 in the prior period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

                                                Three months ended June 30,
                                                ---------------------------
                                           2001                                         2000
                             -------------------------------------------------------------------------------------
                                       Average price                                Average price
                             mmcf         per mcf            Total         mmcf        per mcf           Total
                             ----         -------            -----         ----        -------           -----
Gas sales                    63.8          $9.31            $ 594,000      4.0          $1.96              $ 5,000
Liquids sold                                                   68,000                                            -
Royalty income                                                 81,000                                       20,000
Royalties deducted                                            (93,000)                                      (1,000)
                                                            ----------                                     --------
Total                                                       $ 650,000                                      $24,000
                                                            ==========                                     ========

     Proceeds from carried interests increased 2,209% to $5,761,000 during 2001 compared to $250,000 in 2000. The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried interest account reached undisputed payout status in January 2001. During the current quarter, the Company recorded net proceeds of approximately $5.8 million received by the Company, after all disputed "processing fee" charges were taken into account, for the production period January 19, 2001 through March 31, 2001.

 Production from the Kotaneelee field during the year 2001 has been as follows:
                               Month                          Mmcf/d
                               -----                          ------
                               January                         52.9
                               February                        54.6
                               March                           50.5
                               April                           47.7
                               May                             46.8
                               June                            41.8

     Sales gas from the field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, the Company is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

     Interest and other income increased 58% in 2001. Interest income increased 58% from $37,000 in 2000 to $58,000 in the 2001 period because more funds were available for investment.

     General and administrative costs decreased 11% in 2001 to $415,000 from $467,000 in 2000 primarily due to a decrease in salaries and benefits and shareholder related costs.

Item 2.  Management's  Discussion  and Analysis of
         Financial Condition and Results of Operations (Cont'd))

     Legal expenses decreased 73% during 2001 to $167,000 from $621,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. The Company expects that there will be a substantial decrease in legal costs pending the court's decision.

     Lease operating costs increased 486% from $11,000 in 2000 to $61,000 in the 2001 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests.

     Depletion, depreciation and amortization expense increased 642% in 2001 to $382,000 from $51,000 in 2000 as a result of Kotaneelee gas sales being recognized during the period.

     A foreign exchange loss of $6,000 was recorded in 2001, compared to a gain of $32,000 in 2000 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.63 at March 31, 2001 compared to U.S. $.66 at June 30, 2001.

     An income tax provision of $847,000 was recorded in 2001 compared to an income tax recovery of $53,000 in 2000. During the 2001 period, $847,000 of income taxes were provided which resulted in a 16% effective tax rate instead of an expected rate of 45% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))


         Six months ended June, 2001 vs. June 30, 2000
         ---------------------------------------------

         A comparison of revenues, costs and expenses, net loss and earnings per share for 2001 and 2000 is as follows:

                                                         2001                    2000                  Net Change
                                                    ---------------         ----------------           --------------
Revenues                                             $   7,933,611             $    683,462             $  7,250,149
Costs and expenses                                      (1,839,907)              (2,716,130)                 876,223
Income tax (provision) recovery                           (904,700)                 242,525               (1,147,225)
                                                    ---------------         ----------------           --------------
Net income (loss)                                   $    5,189,004            $  (1,790,143)           $   6,979,147
                                                    ===============         ================           ==============

Net  income   (loss)  per  share  basic  and
diluted                                                    $.36                    $(.13)                    $.49
                                                           ====                    ======                    ====

     Oil sales increased by 68% to $14,000 in 2001 compared to $8,000 in the 2000 period. Since the Company disposed of most of its oil producing properties in the year 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased.

     Gas sales increased 3,823% to $1,734,000 in 2001 compared to $44,000 in the 2000 period. There was a 3,540% increase in the number of units sold and a 387% increase in the average price for gas. Gas sales include royalty income of $181,000 for the 2001 period compared to $35,000 in the 2000 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                           Six months ended June 30,
                                               2001                                          2000
                                       Average price                                  Average price
                             mmcf         per mcf            Total         mmcf          per mcf            Total
                             ----         -------            -----         ----          -------            -----
Gas sales                    182          $11.29          $ 2,053,000      5.0            $2.32             $  11,000
Liquids sold                                                   80,000
Royalty income                                                181,000                                          35,000
Royalties deducted                                           (580,000)                                         (2,000)
                                                          ------------                                       ---------
Total                                                     $ 1,734,000                                        $ 44,000
                                                          ============                                       =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

     Proceeds from carried interests increased 1,011% to $6,106,000 during 2001 compared to $550,000 in 2000. During the first quarter proceeds from carried interests included $340,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties which were converted to working interests effective January 1, 2001. The second quarter proceeds are primarily net production proceeds from the Kotaneelee gas field.

     The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried interest account reached undisputed payout status in January 2001. During the second quarter the Company recorded net proceeds of approximately $5.8 million received by the Company, after all disputed "processing fee" charges were taken into account, for the production period January 19, 2001 through March 31, 2001.

  Production from the Kotaneelee field during the year 2001 has been as follows:
                               Month                          Mmcf/d
                               -----                          ------
                               January                         52.9
                               February                        54.6
                               March                           50.5
                               April                           47.7
                               May                             46.8
                               June                            41.8

     Sales gas from the field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, the Company is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

     Interest and other income decreased 2% in 2001. Interest income decreased 14% from $76,000 in 2000 to $65,000 in the 2001 period because less funds were available for investment. The 2001 period includes $15,000 in proceeds from the sale of seismic data as compared to $6,000 in 2000.

     General and administrative costs decreased 11% in 2001 to $780,000 from $872,000 in 2000 primarily due to a decrease in salaries and benefits and shareholder related costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

     Legal expenses decreased 57% during 2001 to $475,000 from $1,109,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. The Company expects that there will be a substantial decrease in legal costs pending the court's decision.

     Lease operating costs increased 617% from $21,000 in 2000 to $153,000 in the 2001 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests. >

     Depletion, depreciation and amortization expense increased 280% in 2001 to $452,000 from $119,000 in 2000 as a result of Kotaneelee gas sales being recognized during the period.

     A foreign exchange gain of $20,000 was recorded in 2001, compared to a gain of $40,000 in 2000 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.67 at December 31, 2000 compared to U.S. $.66 at June 30, 2001.

     An income tax provision of $905,000 was recorded in 2001 compared to an income tax recovery of $243,000 in 2000. During the 2001 period, the $905,000 of income taxes were provided which resulted in a 15% effective tax rate instead of the expected rate of 45% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalent. At June 30, 2001, the carrying value of such investments was approximately $4.1 million which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         CANADA SOUTHERN PETROLEUM LTD.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION

                                  June 30, 2001

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On June 20, 2001, the Company held its Annual General Meeting of Shareholders.

         (b) Arthur B. O'Donnell was reelected a director of the Company. The vote was as follows:

                  For                         354,091
                  Withheld 19,839

         (c) The firm of Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2001. The vote was as follows:

                  For                         361,242
                  Against  5,394
                  Abstain   7,294


Item 5.  Other Information

                  On May 3, 2001, the Company announced that it was withdrawing its registration statement for a common stock rights offering.

                         CANADA SOUTHERN PETROLEUM LTD.

                                   FORM 10-Q

                          PART II - OTHER INFORMATION

                                  June 30, 2001

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------

                  None

         (b)      Reports on Form 8-K
                  -------------------

                       On May 23, 2001,  the Company filed a Current  Report on
                  Form 8-K to report the that the Kotaneelee gas field generated total revenues of approximately $5.7 million in January after the field reach undisputed payout status on January 19, 2001, that Canada Southern's share was approximately $1.7 million and that the Company received $866,0000 from one of the working interest partners.

                       On June 4, 2001, the Company filed a Current Report on
                  Form 8-K to report that M. Anthony Ashton resigned as a director on May 29, 2001.

                       On July 11, 2001, the Company filed a Current Report on
                  Form 8-K to report that Mr. David Blain resigned as the Secretary, Treasurer and Chief Financial Officer of the Company, that Mr. Ben Anderson, President of the Company, was elected Treasurer and Chief Financial Officer and that Mr. Timothy L. Largay, a director of the Company was elected Secretary.

                         CANADA SOUTHERN PETROLEUM LTD.

                                   FORM 10-Q

                                 JUNE 30, 2001



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

                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                  ------------------------------
                                                           Registrant




Date:  August 10, 2001                        By  /s/ Ben Anderson
                                              ---------------------------------
                                              Ben Anderson
                                              President, Treasurer and Chief
                                              Financial and Accounting Officer