Form 10-Q
period 2001-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 2001-11-13
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                               -------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,790 shares outstanding as of November 13, 2001.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                Table of Contents


                         PART I - FINANCIAL INFORMATION
                                                                         Page
ITEM 1   Financial Statements                                            ----

         Consolidated balance sheets at September 30, 2001 and
         December 31, 2000                                                  3

         Consolidated  statements of income and deficit for the three
         and nine months ended September 30, 2001 and 2000                  4

         Consolidated  statements  of cash flows for the three and
         nine months  ended September 30, 2001 and 2000                     5

         Notes to consolidated financial statements                         6

ITEM 2   Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                               10

ITEM 3   Quantitative and Qualitative Disclosure About Market Risk         17

                           PART II - OTHER INFORMATION

ITEM 5   Other Information                                                 18

ITEM 6   Exhibits and Reports on Form 8-K                                  18

         Signatures                                                        19

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                 September 30,            December 31,
                                                                      2001                    2000
                                                                      ----                    ----

                                Assets                              (Unaudited)             (Note)
                                ------

Current assets
  Cash and cash equivalents                                         $12,215,413            $1,160,031
  Accounts receivable                                                 1,037,906               244,745
  Other assets                                                          363,899               300,871
                                                                   ------------         -------------
Total current assets                                                 13,617,218             1,705,647
                                                                   ------------         -------------

Oil and gas properties and equipment
  (full cost method)                                                  8,031,327             9,378,008
Future tax asset                                                        490,000             1,665,700
                                                                    -----------           -----------
Total assets                                                        $22,138,545           $12,749,355
                                                                    ===========           ===========

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Current liabilities
  Accounts payable                                                  $   646,744           $   307,550
  Accrued liabilities                                                    27,293               137,527
                                                                        -------               -------
Total current liabilities                                               674,037               445,077
                                                                        -------               -------

Future site restoration costs                                           172,423               136,123

Shareholders' Equity
  Limited Voting Shares, par value $1 per share
  Authorized - 100,000,000 shares
  Outstanding - 14,417,770 and 14,285,970 shares                     14,417,770            14,285,970
  Contributed surplus                                                27,271,833            26,508,438
                                                                    -----------           -----------
  Total capital                                                      41,689,603            40,794,408
  Deficit                                                           (20,397,518)          (28,626,253)
                                                                    ------------          ------------
Total shareholders' equity                                           21,292,085            12,168,155
                                                                    -----------           -----------
Total liabilities and shareholders' equity                          $22,138,545           $12,749,355
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                            Three months ended                         Nine months ended
                                                              September 30,                              September 30,
                                                              -------------                              -------------
                                                        2001                  2000                 2001                 2000
                                                        ----                  ----                 ----                 ----

Revenues:
  Proceeds from carried interests                    $ 3,951,318            $  310,026         $ 10,056,931           $  859,580
  Gas sales                                              254,235               115,895            1,988,642              160,110
  Oil sales                                                6,992                 6,276               20,691               14,430
  Interest and other income                               89,853                46,034              169,745              127,573
                                                       ---------               -------          -----------           ----------
  Total revenues                                       4,302,398               478,231           12,236,009            1,161,693
                                                       ---------               -------          -----------           ----------

Costs and expenses:
  General and administrative                             258,204               293,160            1,037,777            1,164,862
  Legal                                                  145,469               452,736              620,228            1,562,224
  Lease operating costs                                   91,256                19,968              244,198               41,299
  Depletion, depreciation and amortization               527,100                58,500              979,302              177,500
  Foreign exchange  (gain)                               (30,362)              (10,194)             (49,931)             (50,167)
  Abandonments and write downs                                 -                     -                      -            634,582
                                                      ----------            ----------          -------------        -----------
  Total costs and expenses                               991,667               814,170            2,831,574            3,530,300
                                                      ----------            ----------          -----------          -----------
  Income (loss) before income taxes                    3,310,731              (335,939)           9,404,435           (2,368,607)
  Income tax (provision) recovery                       (271,000)             (177,000)          (1,175,700)              65,525
                                                      -----------           -----------        -------------         -----------
Net Income (loss)                                      3,039,731              (512,939)           8,228,735           (2,303,082)
  Deficit - beginning of period                      (23,437,249)          (27,332,063)         (28,626,253)         (25,544,920)
                                                    -------------         -------------        -------------        -------------
  Deficit - end of period                           $(20,297,518)         $(27,845,002)        $(20,397,518)        $(27,845,002)
                                                    =============         =============        =============        =============

Average number of shares outstanding
  Basic                                              14,401,120            14,284,970            14,349,530           14,284,970
                                                     ==========            ==========            ==========           ==========
  Diluted                                            14,536,297            14,284,970            14,469,543           14,284,970
                                                     ==========            ==========            ==========           ==========

Net income (loss) per share
  (basic & diluted)                                     $.21                 $(.04)                $.57                $(.16)
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (Unaudited)

                                                              Three months ended                   Nine months ended
                                                                 September 30,                        September 30,
                                                                 -------------                        -------------
                                                             2001               2000              2001              2000
                                                             ----               ----              ----              ----
Cash flows from operating activities:
    Net income (loss)                                        $  3,039,731        $  (512,939)     $  8,228,735     $  (2,303,082)
    Adjustments to reconcile net income
    (loss) to net cash provided from (used in)
    operating  activities
    Depletion depreciation, and amortization                      527,100             58,500           979,302           177,500
    Future tax provision (recovery)                               271,000            177,000         1,175,700           (65,525)
    Abandonments and write downs                                        -                  -                 -           634,582
    Future site restoration costs                                  (3,783)            (8,259)          (12,700)          (37,021)
                                                               -----------          ---------        ----------       -----------
    Funds provided from (used in) operations                    3,834,048           (285,698)       10,371,037        (1,593,546)
    Change in current assets and liabilities:
      Accounts and interest receivable                            (62,689)           (91,665)         (793,161)          (77,311)
      Other assets                                                (63,732)           (52,245)          (63,028)          (33,881)
      Accounts payable                                            117,628            (75,198)          339,194          (189,334)
      Accrued liabilities                                        (196,532)            30,822          (110,234)          193,166
                                                               -----------          --------         ----------       ----------
Net cash provided from (used in) operations                     3,628,723           (473,984)        9,743,808        (1,700,906)
                                                               ----------           ---------        ---------        -----------

Cash flows from investing activities:
  Additions to oil and gas properties                             (41,928)          (102,288)         (384,848)         (348,010)
  Proceeds from sale of properties                                      -                  -           801,227           336,000
  Sale of marketable securities                                         -            291,342                 -           568,374
                                                                 --------        -----------          --------       -----------
Net cash provided from investing activities                       (41,928)           189,054           416,379           556,364
                                                                 ---------       -----------          --------       -----------

Cash flows from financing activities:
  Other assets                                                          -           (202,388)                -          (202,388)
  Exercise of stock options                                       268,800                 -            895,195                 -
                                                                  -------           --------           -------          --------
Net cash from financing activities                                268,800           (202,388)          895,195          (202,388)
                                                                  -------           ---------          -------          ---------

Increase in cash and cash equivalents                           3,855,595           (487,318)       11,055,382        (1,346,930)
Cash and cash equivalents at the
beginning of period                                             8,359,818          2,185,918         1,160,031         3,045,530
                                                              -----------       ------------       -----------      ------------
Cash and cash equivalents at the
end of period                                                 $12,215,413         $1,698,600       $12,215,413        $1,698,600
                                                              ===========         ==========       ===========        ==========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                          PART 1 FINANCIAL INFORMATION

                               September 30, 2001
                         (Expressed in Canadian Dollars)



Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation
         ---------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited and have been prepared in accordance with accounting principles generally accepted in Canada. The financial statements conform in all material respects with accounting principles generally accepted in the United States (U.S. GAAP) except for the difference described in Note 7 for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Revenue Recognition
         -------------------

         Canada Southern recognizes revenue from carried interest properties when the proceeds become receivable and collection is reasonably assured. Canada Southern has a 30% carried interest in the Kotaneelee natural gas field in the Yukon, Canada. Since October 1989, the field has been the subject of litigation because the Company believes the working interest parties had not adequately pursued the attainment of contracts for the sale of Kotaneelee gas.

          On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to the Company in the decision regarding the processing fee, the Company has calculated that amount to be approximately $25 million.

         The trial court retained jurisdiction on the issue of costs, but the Court expressed a desire to defer its consideration of costs until the Court of Appeal rules on any appeals taken by the parties. On November 2, 2001 the Company announced that it would appeal the judgment. Therefore, the final outcome of the litigation remains uncertain. Accordingly, the Company will not recognize any revenue in the future until such revenue is quantified and its collection is reasonably assured.


         Proceeds from carried interests include $340,000 of carried interest revenue relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties that were converted to working interests effective January 1, 2001.

Note 3.  Oil and Gas Properties
         ----------------------

         On January 15, 2001, Canada Southern sold its interest in Doe Creek in British Columbia for approximately $800,000, effective as of January 1, 2001. The proceeds from the sale were credited to oil and gas properties.

Note 4.  Income Taxes
         ------------

         At September 30, 2001, the Company had a total of $12.6 million of unused tax benefits, consisting of various Canadian tax pools ($9.9 million) and tax loss carry forwards ($2.5 million) and earned depletion ($.2 million), available to offset future taxable income.

         The future tax asset of $490,000 at September 30, 2001 does not include the tax benefit of the $2.7 million of tax loss carry forwards and earned depletion because realization is not assured at this time.

Note 5.  Limited Voting Shares and Stock Options
         ---------------------------------------

         During the nine months ended September 30, 2001, options to purchase 131,800 Limited Voting Shares per share were exercised.

Following is a summary of option transactions since December 31, 2000:

Options Outstanding                  Expiration Dates             Number of Shares            Option Prices ($)
-------------------                  ----------------             ----------------            -----------------
 December 31, 2000               Jun. 30, 2001 - Jan. 2004              593,500         $7.11 weighted average
  Exercised                              Jan. 2001                      (31,000)                    7.00
  Expired                                Jan. 2001                      (10,000)                    7.00
  Exercised                              Sep. 2001                      (43,500)                    6.37
  Exercised                              Sep. 2001                      (35,000)                    7.00
  Exercised                              Sep. 2001                      (22,300)                    7.00
  Expired                                Sep. 2001                      (19,000)                    6.37
  Expired                                Sep. 2001                      (35,000)                    7.00
                                                                        --------
 September 30, 2001              Sep. 30, 2001 - Jan. 2004              397,700         $7.26 weighted average
                                                                        =======

Note 6.  Earnings per share
         ------------------

         Earnings per common share (EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the period. The only reconciling item in the calculation of diluted EPS is the dilutive effect of stock options, which was computed using the treasury stock method. The Company's basic and diluted calculations of EPS are the same prior to the year 2001 because the exercise of options was not assumed in calculating diluted EPS, as the result would have been anti-dilutive (the Company had losses in years prior to 2001). In addition, the Company's basic and diluted calculations of EPS are the same for both U.S. and Canadian GAAP.

Note 7.  U. S. GAAP - Other Comprehensive Income
         ---------------------------------------

         During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange.


        At September 30, 2001, the Company owned approximately 5% of Sefton Resources, Inc. with a fair market value of $647,000 and a cost of $1.00. The shares of Sefton Resources, Inc. are restricted and cannot be sold before December 2001.

         Under U.S. GAAP, the Sefton Resources shares would be classified as available- for- sale securities and recorded at fair value at September 30, 2001. This would result in other comprehensive income or loss for the three and nine months ended September 30, 2001. In addition, the balance sheet would reflect Marketable securities in the amount of $647,000 with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the amount of $647,000.

Note 7.  U. S. GAAP - Other Comprehensive Income (Cont'd)
         ------------------------------------------------

         Total comprehensive income (loss) during the three and nine months ended September 30, 2001 and 2000 would be as follows:

                                                       Three months ended                     Nine months ended
                                                       ------------------                     -----------------
                                                          September 30,                         September 30,
                                                     2001              2000                2001                2000
                                                     ----              ----                ----                ----
Net income (loss)                                  $3,039,731        $(512,939)         $  228,735       $(2,303,082)
Unrealized gain on available for sale
   securities                                        (92,000)                -             647,000                 -
                                                   ----------        ----------         ----------       -----------
Total comprehensive income (loss)                  $2,947,731        $(512,939)         $8,875,735       $(2,303,082)
                                                   ==========        ==========         ==========       ============

Note 8.  Litigation
         ----------

         Since October 1989 the Kotaneelee gas field has been the subject of litigation. In the litigation, the Company is seeking monetary damages for the defendants' alleged breach of contractual obligations and fiduciary duties, a reduction in the field's carried interest account because of improper charges to the account by the defendants, and a declaration that charges for gas processing fees were improperly made by the defendants.

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to the Company in the decision regarding the processing fee declaration, the Company has calculated that amount to be approximately $25 million.

         The trial court retained jurisdiction on the issue of costs, but the Court expressed a desire to defer its consideration of costs until the Court of Appeal rules on any appeals taken by the parties. On November 2, 2001 the Company announced that it would appeal the judgment.


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


Liquidity and Capital Resources
-------------------------------

         At September 30, 2001, the Company had approximately $12.2 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including exploration and development and to continue the Kotaneelee litigation. Net cash flow provided from operations during the nine months ended September 30, 2001 increased to $9,744,000 compared to the funds used in operations during the

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

comparable 2000 period. The difference between the periods was caused primarily by the following:

   Increase in funds from operations                        $ 11,965,000
   Net changes in accounts receivable and other                 (745,000)
   Net change in current liabilities                             225,000
                                                            ------------
   Increase in net cash provided by operations              $ 11,445,000
                                                            ============

         The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. The Company's carried-interest account reached undisputed payout status in January 2001. During the three months ended June 30, 2001, the Company recorded the net proceeds of approximately $5.8 million received by the Company, after all disputed "processing fee" charges were taken into account, for the production period January 19, 2001 through March 31, 2001. During the quarter ended September 30, 2001, the Company recording an additional $4.0 million in net proceeds from the field for the production period April - June 2001.

         The Company's Annual Report on Form 10-K for the year ended December 31, 2000 should be read for a detailed discussion of the Kotaneelee litigation.

         At December 31, 2000, most of the Companies properties were carried interest properties including the Kotaneelee field. Certain of the carried interest properties in British Columbia were converted to working interests in early 2001.

         The Company has established a provision for its potential share of future site restoration costs. The estimated amount of these costs, which totals approximately $640,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At September 30, 2001, The Company has accrued $172,000 of these costs with $468,000 remaining to be accrued in the future. During the nine months ended September 30, 2001, the Company accrued approximately $49,000 in site restoration costs. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. These costs would be paid by the working interest partners and charged to the carried interest account.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

Results of Operations
---------------------

         Three months ended September 30, 2001 vs. September 30, 2000
         ------------------------------------------------------------

         A comparison of revenues, costs and expenses, net loss and earnings per share for 2001 and 2000 is as follows:

                                                          2001                     2000                  Net Change
                                                       -----------              -----------               ----------
Revenues                                                $4,302,398                $ 478,231               $3,824,167
Costs and expenses                                        (991,667)                (814,170)                (177,497)
Income tax provision                                      (271,000)                (177,000)                 (94,000)
                                                       ------------             ------------              -----------
Net income (loss)                                       $3,039,731                $(512,939)              $3,552,670
                                                         =========                 =========               =========

Net  income   (loss)  per  share  basic  and
diluted                                                     $.21                    $(.04)                    $.25
                                                            ====                    ======                    ====

         Proceeds from carried interests increased 1174% to $3,951,000 during 2001 compared to $310,000 in 2000. The Company's carried interest account reached undisputed payout status in January 2001. The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. During the current quarter, the Company recorded net proceeds of approximately $3.95 million received by the Company after all disputed "processing fee" charges were taken into account for the production period April
- June 2001.

         Production from the Kotaneelee field during the year 2001 has been as follows:
  Month                 Mmcf/d                Month                 Mmcf/d
  -----                 ------                -----                 ------
 January                 52.9                  June                  41.8
 February                54.6                  July                  46.2
  March                  50.5                 August                 43.6
  April                  47.7               September                42.5
   May                   46.8

         Sales gas from the field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, the Company is unable to accurately predict the amount of future net production proceeds it may receive from the field.


         Gas sales increased 119% to $254,000 in 2001 compared to $116,000 in the 2000 period. There was a 449% increase in the number of units sold and a 50% decrease in the average price for gas. Gas sales include royalty income of $21,000 for the 2001 period compared to $35,000 in the 2000 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                      Three months ended September 30,
                                                      --------------------------------
                                               2001                                        2000
                                               ----                                        ----
                                       Average price                                Average price
                             mmcf         per mcf            Total         mmcf        per mcf           Total
                             ----         -------            -----         ----        -------           -----
Gas sales                    99.1          $2.94            $ 291,000      18.0         $5.87             $106,000
Liquids sold                                                   28,000                                            -
Royalty income                                                 21,000                                       35,000
Royalties deducted                                            (86,000)                                     (25,000)
                                                              --------                                  -----------
Total                                                       $ 254,000                                     $116,000
                                                            =========                                     ========

         Oil sales increased by 11% to $7,000 in 2001 compared to $6,000 in the 2000 period. Since the Company disposed of most of its oil producing properties in the year 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased.

         Interest and other income increased 95% in 2001 from $46,000 in the 2000 period to $90,000 in the 2001 period because more funds from Kotaneelee carried interest proceeds were available for investment.

         General and administrative costs decreased 12% in 2001 to $258,000 from $293,000 in 2000 primarily due to a decrease in auditing and consulting fees.

         Legal expenses decreased 68% during 2001 to $145,000 from $453,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. There was a substantial decrease in legal costs pending the court's decision, which was rendered on September 14, 2001. On November 2, 2001, the Company's announced its intention to appeal the decision. An appeal of the decision is expected to increase future legal costs.

        Lease operating costs increased 357% from $20,000 in 2000 to $91,000 in the 2001 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests.

         Depletion, depreciation and amortization expense increased 793% in 2001 to $527,000 from $59,000 in 2000 as a result of Kotaneelee gas sales being recognized during the period.

         A foreign exchange gain of $30,000 was recorded in 2001, compared to a gain of $10,000 in 2000 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.66 at June 30, 2001 compared to U.S. $.63 at September 30, 2001.

         An income tax provision of $271,000 was recorded in 2001 compared to an income tax provision of $177,000 in 2000. During the 2001 period, $271,000 of income taxes were provided which resulted in an effective tax rate of 8% instead of an expected rate of 45% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

         Nine months ended September, 2001 vs. September 30, 2000
         --------------------------------------------------------

         A comparison of revenues, costs and expenses, net loss and earnings per share for 2001 and 2000 is as follows:

                                                          2001                    2000                   Net Change
                                                       ----------               ---------                ---------
Revenues                                               $12,236,009              $ 1,161,693              $11,074,316
Costs and expenses                                      (2,831,574)              (3,530,300)                 698,726
Income tax (provision) recovery                         (1,175,700)                  65,525               (1,241,225)
                                                       ------------              ----------              ------------
Net income (loss)                                      $ 8,228,735              $(2,303,082)             $10,531,817
                                                        ==========               ===========              ==========

Net  income   (loss)  per  share  basic  and
diluted                                                     $.57                    $(.16)                    $.73
                                                            ====                    ======                    ====

         Proceeds from carried interests increased 1070% to $10,057,000 during 2001 compared to $860,000 in 2000. During the first quarter proceeds from carried interests included $340,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001. The second and third quarter proceeds are primarily net production proceeds from the Kotaneelee gas field.

         The Company's carried interest account reached undisputed payout status in January 2001. The Company received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. During the second quarter the Company recorded net proceeds of approximately $5.8 million received by the Company, after all disputed "processing fee" charges were taken into account, for the production period January 19, 2001 through March 31, 2001. During the third quarter the Company recorded net proceeds of approximately $3.95 million for the production period April - June 2001.

         Production from the Kotaneelee field during the year 2001 has been as follows:
  Month                 Mmcf/d                Month                 Mmcf/d
  -----                 ------                -----                 ------
 January                 52.9                  June                  41.8
 February                54.6                  July                  46.2
  March                  50.5                 August                 43.6
  April                  47.7               September                42.5
   May                   46.8

         Sales gas from the field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, the Company is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

         Gas sales increased 1142% to $1,989,000 in 2001 compared to $160,000 in the 2000 period. There was an increase in the number of units sold from 23 mmcf to 281 mmcf and a 64% increase in the average price for gas. Gas sales include royalty income of $202,000 for the 2001 period compared to $70,000 in the 2000 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd)

The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

                                                        Nine months ended September 30,
                                                        -------------------------------
                                               2001                                          2000
                                               ----                                          ----
                                       Average price                                  Average price
                             mmcf         per mcf            Total         mmcf          per mcf            Total
                             ----         -------            -----         ----          -------            -----
Gas sales                    281           $8.34           $2,344,000       23            $5.09              $117,000
Liquids sold                                                  109,000
Royalty income                                                202,000                                          70,000
Royalties deducted                                           (666,000)                                        (27,000)
                                                           ----------                                        --------
Total                                                      $1,989,000                                        $160,000
                                                           ==========                                        ========

         Oil sales increased by 43% to $20,000 in 2001 compared to $14,000 in the 2000 period. Since the Company disposed of most of its oil producing properties in the year 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased.


         Interest and other income increased 33% in 2001. Interest income increased 25% from $122,000 in 2000 to $153,000 in the 2001 period because more funds from Kotaneelee carried interest proceeds were available for investment. The 2001 period includes $17,000 in proceeds from the sale of seismic data as compared to $6,000 in 2000.

         General and administrative costs decreased 10% in 2001 to $1,038,000 from $1,165,000 in 2000 primarily due to a decrease in auditing and consulting fees.

         Legal expenses decreased 60% during 2001 to $620,000 from $1,562,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. There was a substantial decrease in legal costs pending the court's decision, which was rendered on September 14, 2001. On November 2, 2001, the Company announced its intention to appeal the decision. An appeal of the decision is expected to increase future legal costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd))

         Lease operating costs increased 491% from $41,000 in 2000 to $244,000 in the 2001 period. Effective January 1, 2001, Canada Southern converted certain carried interests in Northeast British Columbia, including Buick Creek, Wargen and Clark Lake, to working interests.

         Depletion, depreciation and amortization expense increased 452% in 2001 to $979,000 from $178,000 in 2000 as a result of Kotaneelee gas sales being recognized during the period.

         A foreign exchange gain of $50,000 was recorded in 2001, compared to a gain of $50,000 in 2000 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.67 at December 31, 2000 compared to U.S. $.63 at September 30, 2001.

         Abandonments and write downs were $635,000 for the 2000 period because the Company's investment in the Texas project was written down to a nominal value.

         An income tax provision of $1,176,000 was recorded in 2001 compared to an income tax recovery of $65,000 in 2000. During the 2001 period, $1,176,000 of income taxes were provided which resulted in an effective tax of rate 13% instead of the expected rate of 45% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalent. At September 30, 2001, the carrying value of such investments was approximately $6.7 million, which was approximately equal to fair value and face value of the investments. Since the Company expects to hold the investments to maturity, the maturity value should be realized.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                               September 30, 2001
Item 5.  Other Information

         On September 14, 2001 the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to the Company as a result of the processing fee declaration, the Company has calculated that amount to be approximately $25 million.

         The trial court retained jurisdiction on the issue of costs, but the Court expressed a desire to defer its consideration of costs until the Court of Appeal rules on any appeals taken by the parties. On November 2, 2001 the Company announced that it would appeal the judgment.

     On November 8, 2001, the Company's board of directors elected Mr. Randy Denecky Treasurer and Chief Financial Officer of the Company. Mr. Denecky, 38, a resident of Calgary, is a Chartered Accountant who has most recently served as the most senior Canadian financial officer of Neutrino Resources Inc., a Canadian oil and gas exploration and production subsidiary of Southern Mineral Corporation. Prior to that position he served as Vice President Finance of Beaver Lake Resources Corporation, a publicly held Canadian oil and gas exploration and production company.


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits
                  --------

                  None

          (b)     Reports on Form 8-K
                  -------------------

                           On July 11, 2001, the Company filed a Current Report
                  on Form 8-K to report that Mr. David Blain resigned as the Secretary, Treasurer and Chief Financial Officer of the Company, that Mr. Ben Anderson, President of the Company, was elected Treasurer and Chief Financial Officer and that Mr. Timothy L. Largay, a director of the Company, was elected Secretary.

                           On September 25, 2001, the Company filed a current
                  report on Form 8-K to report the decision of the trial court in Calgary regarding the Kotaneelee gas field litigation.

                           On October 1, 2001, the Company filed an amendment to
                  its Current Report on Form 8-K, which was filed on September 25, 2001, to incorporate in the filing the trial court's written decision dated September 14, 2001.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001


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



                                                  CANADA SOUTHERN PETROLEUM LTD.
                                                  ------------------------------
                                                           Registrant




Date:  November 13, 2001                          By  /s/ Randy Denecky
                                                  ------------------------------
                                                          Randy Denecky
                                                          Treasurer
                                                          and Chief Financial
                                                          and Accounting Officer