Form 10-K405
period 2001-12-31
CANADA SOUTHERN PETROLEUM LTD
filed 2002-03-28
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended           December 31, 2001
                                   ------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                        Commission file number 001-03793

                         CANADA SOUTHERN PETROLEUM LTD.
             (Exact name of registrant as specified in its charter)

       NOVA SCOTIA, CANADA                                  98-0085412
---------------------------------------            -----------------------------
       State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization                   Identification No.)

    #505, 706 - 7th Avenue, S.W.,
      Calgary, Alberta, CANADA                              T2P 0Z1
------------------------------------------         -----------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (403) 269-7741
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered
----------------------------------------------      ----------------------------
Limited Voting Shares, $1 (Canadian) per share         Boston Stock Exchange
                                                       Pacific Exchange, Inc.
                                                       Toronto Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

Limited Voting Shares, $1 (Canadian) per share         NASDAQ SmallCap Market
----------------------------------------------      ---------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. $58,700,000 at March 25, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Limited Voting Shares, par value $1.00 (Canadian) per share, 14,417,770 shares outstanding as of March 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 2001, which is incorporated into Part III of this Form 10-K.

                        TABLE OF CONTENTS

                                                                           Page

                             PART I

Item 1.   Business                                                            4

Item 2.   Properties                                                         14

Item 3.   Legal Proceedings                                                  20

Item 4.   Submission of Matters to a Vote of Security Holders                23

                             PART II

Item 5.   Market for Our Limited Voting Shares and Related
          Stockholder Matters                                                25

Item 6.   Selected Financial Data                                            27

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          28

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         35

Item 8.   Financial Statements and Supplementary Data                        36

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                58

                            PART III

Item 10.  Directors and Executive Officers of Canada Southern                58

Item 11.  Executive Compensation                                             58

Item 12.  Security Ownership of Certain Beneficial Owners and Management     58

Item 13.  Certain Relationships and Related Transactions                     58

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    59

---------------------------

Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency. The exchange rate at March 25, 2002 was $1.00 Canadian = U.S. $.63.

                                     PART I

Item 1.  Business

         The nature of Canada Southern Petroleum Ltd.'s business is described at
Item 1(c) herein, and a description of its principal crude oil and gas properties in Canada appears in Item 2 herein. For additional information regarding the development of our business, see "Properties" and Item 8. "Supplemental Information on Oil and Gas Activities".

         (a)      General Development of Business

Yukon Territory - The Kotaneelee Field

         The principal asset of Canada Southern Petroleum Ltd. (Canada Southern) is a 30% carried interest in the Kotaneelee Exploration Permit 1007 in the Yukon Territory, Canada. The permit consists of 31,888 gross (9,566 net) acres. This permit is partially developed into a natural gas field. There have been six wells drilled: two producing natural gas wells, one salt water disposal well and three abandoned wells. The wells had a combined gross productive capability at December 31, 2001 of approximately 43 million cubic feet per day. Gross natural gas sales were approximately 34.4 million cubic feet per day at December 31, 2001 as a result of shrinkage and fuel gas requirements. Devon Canada Corporation (formerly Anderson Exploration Ltd.) is the operator of the Kotaneelee field.

         During 2001, Canada Southern acquired fifteen miles of additional seismic on the Kotaneelee Exploration Permit 1007. Interpretation and review of this seismic data has confirmed previous geological and geophysical study of Kotaneelee performed in 1999 by Canada Southern. These results show several prospective spacing units which remain undrilled north and west of the main producing field, with the most significant being a large structure west of the producing field which appears to be isolated and untapped due to faulting. On this structure the Nahanni zone, the target, appears to be at a shallower depth compared with the equivalent horizon of the producing field. If this analysis is correct, then the target would be a greater distance from possible water and there would be a greater potential for enhanced natural gas recoveries.

         Production at Kotaneelee commenced in February 1991. According to government reports, total production in billion cubic feet (bcf) from the Kotaneelee gas field since 1991 has been as follows:

   Calendar Year                                 Production (bcf)
   -------------                                 ----------------
       1991                                               8.1
       1992                                              18.0
       1993                                              17.5
       1994                                              16.7
       1995                                              15.7
       1996                                              15.2
       1997                                              14.4
       1998                                              16.0
       1999                                              22.3
       2000                                              20.2
       2001                                              16.9
                                                       ------
       Total                                            181.0
                                                        =====

         Water production increased during 2001 and the producing field may require the drilling of another water disposal well. If water production were to continue to increase, future gas production from the field could be adversely impacted.

         As a carried interest owner, Canada Southern is entitled to receive its net share of field revenues after the working interest owners recover all of their capital and operating costs.

         On January 19, 2001, Canada Southern's carried interest account in the Kotaneelee field reached undisputed pay out status. During the second quarter of the year, Canada Southern began receiving its share of net proceeds in the field and commenced reporting its share of Kotaneelee net proceeds as income. As of December 31, 2001, Canada Southern recorded approximately $12.5 million of net proceeds from the field for the production period of January 20, 2001 through November 30, 2001.

         The Kotaneelee field has been the subject of lengthy litigation. See
  Item 3. - Legal Proceedings for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.


British Columbia Properties

         Prior to the Kotaneelee field reaching undisputed pay out status, Canada Southern's principal source of income was from the sale of natural gas, associated liquids and crude oil from properties located in northeast British Columbia. Effective January 1, 2001, Canada Southern converted its carried interests in northeast British Columbia, including the areas of Buick Creek, Wargen, Ekwan and Clarke Lake, into working interests. Effective April 1, 2001, Canada Southern converted its carried interest in the Siphon area into a working interest.

         As of December 31, 2001, the only remaining convertible interest property located in British Columbia was in the Highway area. Canada Southern holds a 50% net profits interest in the property which is convertible into a 50% working interest. The Highway prospect is currently non-producing with approximately $4 million of capital costs that must be recovered before any pay out to Canada Southern. At present, the Highway prospect is not expected to be placed on production, nor is pay out expected to occur in the foreseeable future.


Buick Creek

         Canada Southern owns a 21.3% working interest in a producing gas property at Buick Creek through its ownership of 22,675 gross acres (4,829 net acres). The field currently contains 13 producing gas wells. Canada Southern's share of sales from this field averaged 492 thousand cubic feet (mcf) per day and 8 barrels (bbls) per day of liquids (net after royalties) in 2001. Due to facility improvements in December 2001, Canada Southern's share from the field increased to 875 mcf per day in January 2002. The operator of this property is presently in the process of having Canada Southern recognized as an owner of the production facilities. When the process has been completed, Canada Southern will be responsible for the payment of approximately $675,000 for its share of the December 2001 facility improvements. This amount has been included in accrued liabilities at December 31, 2001.

         Canada Southern has interests in 5,138 gross (1,156 net) undeveloped acres at Buick Creek. Canada Southern has been in discussions with the operator of the property to consider the possible drilling of additional development wells in this field.

Siphon

         Canada Southern owns 5,925 gross (1,038 net) acres for an average 17.5% working interest at Siphon. Canada Southern's share of sales from the date of conversion, April 1, 2001, into a working interest until December 31, 2001 averaged 358 mcf per day of gas and 3 bbls of liquids (net after royalties).

         Based on discussions with the operator of the property, Canada Southern understands that the net carried interest account had paid out prior to the conversion on April 1, 2001. The operator is currently calculating the pay out amount to determine the amount due to Canada Southern. A preliminary estimate of the amount due Canada Southern is approximately $350,000. Because of uncertainty as to the amount and the assurance of collectibility, Canada Southern has not recorded any amount related to its share of net carried interest proceeds.

Wargen

         At December 31, 2001 Canada Southern owned 7,695 gross (2,308 net) acres at Wargen for an average 30% working interest, of which 4,195 gross (1,521 net) acres were undeveloped. Sales averaged 128 mcf of gas per day (net after royalties) during the year 2001.

         In October 2001, Canada Southern farmed out its 50% working interest in 1,280 gross (640 net) acres of exploratory acreage in the Wargen area to an industry partner. The farmee paid 100% of the capital costs to drill two wells on the lands and Canada Southern retained a 7.5% gross overriding royalty on the wells production, which is convertible at pay out to a 20% working interest. The two wells were successfully completed in February 2002. The operator is currently testing and evaluating one well and the other well is being placed on production. Canada Southern also holds a 50% working interest in a section of land, which is adjacent to these wells and it is evaluating whether to drill, or farm out this section to a third party.

Other

         In March 2001, Alberta Energy Company, operator of the Ekwan area property, placed a well on production. Canada Southern contributed its 22.5% working interest share in the operations and its share of sales (net after royalties) from the well has averaged 91 mcf per day for the year 2001. Canada Southern has an interest in 1,347 gross (303 net) acres in the area.

         Canada Southern also has a 17% average working interest in 4,045 gross (670 net) acres in the Clarke Lake area. Net sales revenue from this property has been minimal.

         Canada Southern has other petroleum and natural gas leases in northeast British Columbia which are being evaluated. At December 31, 2001, Canada Southern held interests in 15,423 gross (650 net) developed acres and 14,827 gross (11,485 net) undeveloped acres in these leases. Canada Southern intends to either drill wells on these properties or attempt to farm out the prospects to industry partners.


Arctic Islands  - Properties

         As of December 31, 2001, Canada Southern held working interests in 45,100 gross acres (1,817 net acres) and carried interests in 133,260 gross acres (37,257 net acres) in the Sverdrup Basin, located in the Arctic Islands. The Canadian Federal Government has designated the Hecla, Whitefish, Drake Point, Roche Point, Kristoffer, Romulus and Bent Horn fields as Significant Discovery Lands. These interests are being retained under Significant Discovery Licenses pending development.

         Panarctic Oils Ltd., the operator, received Federal government regulatory approvals for a pilot project to move shipments of crude oil from the Bent Horn field by tanker through the Northwest Passage to southern Canada in 1985. Through December 31, 1996, approximately 2.7 million barrels of Bent Horn crude had been sold. In 1996, the operator shut down production from the field and dismantled the production facilities because of economic uncertainties. Canada Southern owns a 5% carried interest in the area, which has not yet reached pay out status. The timing of any pay out is uncertain.

         Major operators and industry investors have recently indicated interest in exploring the Canadian Arctic Islands region to develop additional gas reserves and productive capacity. Recent statements by major oil and gas producers indicate that technological developments may lead to expanded exploration and production efforts in the Canadian Arctic Islands, as well as advance the construction of a natural gas pipeline to the region in the future.


Northwest Territories - Properties

         Canada Southern owns a 45% carried interest in the Northwest Territories in the Celibeta field, designated as a Significant Discovery Land by the Federal Government (1,594 gross acres and 717 net acres). Under carried interest arrangements, all operating decisions are the responsibility of the working interest partners. Canada Southern may, at any time, elect to convert from a carried interest position to a working interest position by paying its share of the unrecouped expenditures (i.e., expenditures not recouped from production revenues). At December 31, 2001, our share of unrecouped expenditures was approximately $321,000 on ex-permit 2713 (Celibeta).


Alberta, Canada - Properties

         Since February 2000, when Canada Southern disposed of its heavy oil property in Kitscoty, Canada Southern has not been active in the Province of Alberta. Canada Southern currently holds a working interest in 4,251 developed acres (648 net) and 10,276 gross undeveloped acres (3,673 net) in Alberta. Future development of these lands is dependent on the operator of the properties.

Saskatchewan - Properties

         During 2001, Canada Southern acquired an additional working interest in the Little Pine area of Saskatchewan for no cost and increased its working interest from 3.75% to 79.375% in two sections of land. Industry partners have become active in the area and depending on gas pricing and other economic considerations, it may become economic for Canada Southern to place its presently shut-in gas well on production.

United States

         Texas

         In 1999, Canada Southern participated in the drilling and completion of two wells in Stephens County, Texas. This resulted in one dry hole and one nominal crude oil/natural gas producer. Efforts to farm out the remaining undrilled acreage were unsuccessful. During the second quarter of fiscal 2000, the carrying costs ($635,000) of the project were written down to a nominal value of $1.00. In 2001, Canada Southern abandoned the wells. As a result, Canada Southern no longer holds any direct interests in oil and gas properties in the United States.


         (b)      Financial Information about Industry Segments

         Since Canada Southern is primarily engaged in only one industry, oil and gas exploration and development, this item is not applicable to us. See Item 8 - "Financial Statements and Supplemental Data" for general financial information concerning Canada Southern.

         (c)      (1)      Narrative Description of the Business

                  Canada Southern was incorporated in 1954 under the Canada Corporations Act. In 1979, Canada Southern became subject to the Canadian Business Corporations Act, and in 1980, was continued under the Nova Scotia Companies Act.

                Canada Southern is, either in its own right, or through other entities,engaged in the exploration for and development of properties containing or believed to contain recoverable oil and gas reserves and the sale of oil and gas from these properties. Although many of the properties in which Canada Southern has interests are undeveloped, all properties with proved reserves are partially or fully developed. Canada Southern's interests in exploratory ventures are on properties located in Alberta, British Columbia, Saskatchewan, the Northwest and Yukon Territories and the Arctic Islands in Canada. Canada Southern's principal asset is its 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory (See Item 3 - "Legal Proceedings".) Canada Southern also has interests in producing properties in British Columbia and Alberta.

                           (i)      Principal Products

                                    The principal source of Canada Southern's
revenues is derived from carried interests proceeds from the Kotaneelee gas field. Canada Southern also receives revenue from the sale of crude oil and natural gas derived from its working interests.

                           (ii)     Status of Product or Segment

                                    At present,  some of the properties in which
Canada Southern has interests are  undeveloped  and/or non-producing.

                           (iii)    Raw Materials

                                    Not applicable.

                           (iv)     Patents, Licenses, Franchises and
                                    Concessions Held

                                    Permits and concessions are important to
Canada Southern's operations, since they allow the search for and extraction of any crude oil and natural gas discovered on the areas covered. See the schedule of properties under Item 2 - "Properties".

                           (v)      Seasonality of Business

                                    Canada Southern's business is not  seasonal,
except that sales of natural gas peak during the winter heating season. Exploration and development activities are restricted in certain areas on a seasonal basis because extreme weather conditions affect transportation and the ability to pursue these activities.

(vi)     Working Capital Items

                                    Not applicable.

                           (vii)    Customers

                                    Currently, Canada Southern allows its
partners to market its production. Payments of the net carried interest revenues from the Kotaneelee field are received from BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources and ExxonMobil Canada Properties. Canada Southern receives its revenue from working interest properties from the following operators of the properties: Samson Canada, Ltd, Anadarko Canada Corporation, Devon Canada Corporation and Petro-Canada Oil and Gas.

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

(x)      Competitive Conditions in the Business

                                    The exploration for and production of crude
oil and natural gas are highly competitive operations, both internally within the oil and gas industry and externally with producers of other types of energy. The ability to exploit a discovery of crude oil or natural gas is dependent upon considerations such as the ability to finance development costs,the availability of equipment, and the ability to overcome engineering and construction delays and difficulties. Canada Southern must compete with companies which have substantially greater resources available to them. Because the majority of Canada Southern's interests are in remote areas, operation of Canada Southern's properties is more difficult and costly than those in more accessible areas. Furthermore, competitive conditions may be substantially affected by energy legislation in Canada.


                           (xi)     Research and Development

                                    Not applicable.

                           (xii)    Environmental Regulation

                                    See Government Regulation of the Canadian
                                    Oil and Gas Industry - Environmental
                                    Regulation.

                           (xiii)   Number of Persons Employed by Canada
                                    Southern


                                    Canada Southern  currently has two full time
employees and one part time employee, all of whom are located in Canada. Canada Southern relies to a great extent on consultants (approximately 5) for technical, legal, accounting and administrative services because it is more cost effective than employing a larger full time staff.


(d) Financial Information about Foreign and Domestic Operations and Export Sales

                  (1)      Revenues, Operating Income and Identifiable Assets

                           Canada Southern's operating assets and revenues are
attributable primarily to its operations in Canada.

                  (2)      Risks Attendant to Foreign Operations

                           The properties in which Canada Southern has interests
are located in Canada and for U.S. investors would be subject to certain risks involved in the ownership and development of such foreign property interests. These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; native rights; changes in foreign exchange controls; currency fluctuations; burdensome royalty terms; export sales restrictions and other laws and regulations which may adversely affect Canada Southern's interests in these properties, such as those providing for conversion, proration, curtailment, cessation or other forms of limiting or controlling production of, or exploration for, hydrocarbons.

Land Tenure

         The respective provincial governments own crude oil and natural gas located in the western provinces of Canada predominantly. Provincial governments grant rights to explore for and produce crude oil and natural gas pursuant to leases, licenses and permits for varying terms and on terms and conditions set forth in provincial legislation including requirements to perform specific work or make payments. Crude oil and natural gas located in such provinces can also be privately owned and rights to explore for and produce such crude oil and natural gas are granted by lease on such terms and conditions as may be negotiated. The term of both provincial and freehold leases will generally continue as long as crude oil or natural gas is produced from the property.

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

         The Governments of Alberta, British Columbia Saskatchewan and Yukon also regulate the volume of natural gas, which may be removed from those provinces for consumption elsewhere based on such factors as reserve availability, transportation arrangements and market considerations.

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

         From time to time the Governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs, which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging natural gas and crude oil exploration, or enhanced recovery projects. Incentives are intended to enhance the existing cash flow of the crude oil and natural gas industry and to improve the economics of finding and developing new and more costly crude oil and natural gas reserves. Crude oil royalty holidays for specific wells and royalty reductions reduce the amount of Crown royalties paid by the interest holder to the respective government. Tax credit programs provide a rebate on Crown royalties paid.

Environmental Regulation

         The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain crude oil and natural gas industry operations. An environmental assessment and review may be required prior to initiating exploration or development projects or undertaking significant changes to existing projects. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of the appropriate authorities. A breach of such legislation may result in the imposition of fines or penalties. Federal environmental regulations also apply to the use and transport of certain restricted and prohibited substances. Canada Southern is committed to meeting its responsibilities to protect the environment wherever it operates and believes that it is in material compliance with applicable environmental laws and regulations. Canada Southern has not been required to spend significant sums to comply with clean up laws and regulations. Canada Southern's compliance with governmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on its capital expenditures, earnings or competitive position.

         (3)      Data which Are Not Indicative of Current or Future Operations

                  Not applicable.

Item 2.  Properties

         (a) Canada Southern's principal asset is its 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory, Canada. See Item 3. "Legal Proceedings." Canada Southern also has interests in producing properties in British Columbia and Alberta and in several exploration prospects. The exploratory ventures are properties located in British Columbia, Alberta, Saskatchewan, the Yukon and Northwest Territories and the Arctic Islands in Canada. The operators conduct geophysical, geological and drilling work on Canada Southern's properties under various agreements. Canada Southern's personnel and consultants review the results of this work.

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

The following graphic presentation has been omitted, but the following is a description of the omitted material:




          Map of N.E. British Columbia and Yukon, Northwest Territories
                            showing Kotaneelee field

 The following graphic presentation has been omitted, but the following is a description of the omitted material:




                        Map of the Canadian Arctic Island
                           showing our Lease Holdings

(2)      Reserves Reported to Other Agencies

         Not applicable.

(3)      Production

         Average sales price per unit and average production cost for oil and gas produced during the periods are shown below. Production costs are allocated based on the weighted average of oil and gas sales. In 2001 and 2000, production was primarily natural gas. In 1999, oil production was primarily heavy crude oil with high lifting costs.


                                    Average Sales Price                      Average Production Costs
           Year                Oil (per bbl)      Gas (per mcf)          Oil (per bbl)         Gas (per mcf)
           ----                -------------      -------------          -------------         -------------
                                    ($)                    ($)                   ($)                    ($)
           2001                    57.57                  6.81                   -                     1.18
           2000                    43.00                  3.63                  24.10                   .62
           1999                    17.38                  1.83                  12.82                  1.45

(4)      Productive Wells and Acreage

         Productive wells and acreage on working and carried interest properties as of December 31, 2001 were as follows:

                                         Gross Wells                        Net Wells
                                    Oil               Gas               Oil             Gas
Working interest                      6               57                1.3                10.0
Carried interest                      7               15                 .9                 1.3
                                     --               --                ---                ----
                                     13               72                2.2                11.3
                                     ==               ==                ===                ====


                                                             Gross and Net Developed Acres
                                       Working Interest           Carried Interest                  Total
                                      Gross      Net Acres       Gross       Net Acres        Gross            Net
                                      Acres                      Acres                        Acres           Acres
Yukon                                      -              -        1,280           384           1,280            384
Northwest Territories                      -              -          640           288             640            288
Arctic Islands                         1,280             61        1,920           160           3,200            221
Alberta                                4,251            648            -             -           4,251            648
Saskatchewan                             160            136            -             -             660            136
British Columbia                      33,619          6,416       11,138           186          44,757          6,602
                                      ------          -----       ------        ------          ------          -----
                                      39,310          7,261       14,978         1,018          54,788          8,279
                                      ======          =====       ======         =====          ======          =====

Undeveloped Acreage

         Total developed and undeveloped acreage in which we have interests is summarized by geographic area in the table below:

                                                     Gross and Net Petroleum Acreage as of December 31, 2001

                                                            Developed Acres                   Undeveloped Acres

                                                      Gross          Net         %       Gross          Net         %
                                                      -----          ---         -       -----          ---         -
Canada:
  Yukon-carried interest                                1,280           384      30        30,608         9,182     30
  Northwest Territories-carried interest                  640           288      45           954           429     45
  Arctic Islands:
    Working interest                                    1,280            61       7        43,820         1,756     22
    Carried interest                                    1,920           160       7       131,340        37,097     22
  Alberta-working interest                              4,251           648      15        10,276         3,673     36
  Saskatchewan-working interest                           660           136      21         1,120           952     85
  British Columbia:
    Working interest                                   33,619         6,416      19        27,180        14,681     54
    Carried interest                                   11,138           186       2              -            -
                                                       ------        ------               -------        --------
                                                       54,788         8,279               245,298        67,770
                                                       ======         =====               =======        ======

(6)      Drilling activity

         Productive and dry net wells drilled during the following periods:

                                                    Gross                                Net
                    Year                          Productive           Dry            Productive           Dry
                    ----                          ----------           ---            ----------           ---
                    2001                                -               -                 -                 -
                    2000                                -               1                 -                .333
                    1999                                4               2                1.13              .798

(7)      Present Activities

         There were no wells drilling at December 31, 2001.

(8)      Delivery Commitments

         None.








Item 3.  Legal Proceedings

         Canada Southern believes that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas. In October 1989 and in March 1990, Canada Southern filed statements of claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field. The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now BP Amoco Canada Resources Ltd.), and Amoco Production Company, Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc. Anderson was the sole operator of the field and is a direct defendant in the Canadian lawsuit. During 2001, Devon Canada Corporation acquired Anderson.

         The trial commenced in 1996 and the trial court justice rendered his decision in September 2001. At trial Canada Southern claimed that the defendants breached a contractual obligation and/or a fiduciary duty to market gas from the Kotaneelee gas field when it was possible to so do. Canada Southern asserted that marketing the Kotaneelee gas was possible in 1984 and that the defendants deliberately failed to do so. Canada Southern sought monetary damages and the forfeiture of the Kotaneelee gas field.

         In addition, Canada Southern claimed that the defendants should reduce the carried interest account because of improper charges to the carried interest account. Canada Southern claimed that when the defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition. The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well. In addition, Canada Southern claimed that expenditures made to repair and rebuild the field's dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the defendants. The expenditures, Canada Southern claimed, were inappropriately charged to the field's carried interest account. The effect of an increased carried interest account is to extend the period before pay out begins to the carried interest account owners.

         Canada Southern claimed that production from the field should have commenced in 1984. At that time the field's carried interest account was approximately $63 million. Canada Southern claimed that by 1993 at least $34 million of unnecessary expenses had been wrongfully charged to the carried interest account. Canada Southern's 30% share of these expenses would be approximately $10.2 million. Canada Southern further claimed that if production had commenced in 1984, the carried interest account would have been paid out in approximately two years and Canada Southern would have begun to receive revenues from the field in 1986.

         Based upon evidence discovered after the trial began, Canada Southern filed a claim during May 1998 that the defendants failed to develop the field in a timely manner. Canada Southern is unable to estimate the time necessary to conclude this claim.

Matters Ancillary to Kotaneelee Litigation

         In its 1989 statement of claim, Canada Southern sought a declaratory judgment regarding two issues:

         (1)      whether interest accrued on the carried interest account; and

         (2) whether expenditures for gathering lines and dehydration equipment are expenditures chargeable to the carried interest account or whether Canada Southern will be assessed a processing fee on gas throughput.

         With respect to the first issue, Canada Southern maintained that no interest should accrue on the account and the defendants have not contested this position. With regard to the second issue, Canada Southern maintained that the expenditures are chargeable to the carried interest account.

         On January 22, 1996, Canada Southern settled two claims outstanding against it in the Court of Queen's Bench of Alberta, which related to a suit brought against Allied Signal Inc. in Florida, which was dismissed on the basis that Canada was the appropriate forum for the litigation. AlliedSignal had sought additional relief against Canada Southern in Canada to preclude other types of suits by Canada Southern and to recover the costs of the defense of the initial action. The settlement bars Allied Signal from making a claim against Canada Southern for any costs in connection with the Kotaneelee litigation. Canada Southern agreed not to bring any action against AlliedSignal in connection with the Kotaneelee gas field. Neither party made any monetary payment to the other party.

Taxable Costs

         Under Canadian law, certain costs (known as taxable costs) of the litigation may be assessed against the non-prevailing party. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court.

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of December 31, 2001, Canada Southern had expended in excess of $14.5 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

     Canada Southern has paid all of the costs of the Kotaneelee litigation and may recover some of those costs from the other carried interest partners, if those carried interest partners ultimately realize any recoveries.

Trial Court Decision

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern calculates that amount to be approximately $25 million before any applicable taxes. The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned. The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties.

Appeals

         The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta. The case management Justice of the Court of Appeal has advised the parties to the litigation that all filings in connection with the appeals are to be made before the end of December 2002, at which time a date will be set to hear oral arguments from the parties.


Contingencies

          In 1991, Canada Southern granted interests to the following officers, employees, directors, litigation counsel and consultants aggregating 7.8% (an additional .75% was granted in 1997 to litigation counsel) of any and all net recoveries from the defendants in the Kotaneelee gas field litigation due to the defendants' failure to assure the earliest feasible development and marketing of gas and due to other failures:

                                  Relationship to Canada
                                Southern at Date of Recovery        Net
 Holder                                 Grant                    Percentage
 -----------------------             ----------                 -----------
 Robert J. Angerer             Litigation Counsel                  2.00
 Reasoner, Davis & Fox         Counsel                             2.00
 Murtha Cullina LLP            Counsel                             1.00
 G&O'D INC                     Consultants                         1.00
 J. Peter McMahon              Litigation Counsel                  1.00
 V. D. MacDonald               Litigation Counsel                   .75
 Charles J. Horne              President                            .25
 Benjamin W. Heath             Director                             .25
 Betsy F. Shaw                 Vice President                       .10
 Evelyn D. Scott               Treasurer/Secretary                  .10
 Angela N. Morar               Accountant                           .10
                                                                   ----
                                                                   8.55
                                                                   ----
Uncertainty

         There is no assurance whatsoever that ultimately Canada Southern will be successful on its claims, which have been vigorously defended by the defendants. There is also no assurance that Canada Southern will be awarded any damages, or that, if ultimately damages are awarded, the Court will apply the measure of damages Canada Southern claims should be applied.


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

                                                                                Length of          Other Positions
                                                                                 Service              Held with
         Name             Age                           Office                 in this Office     Canada Southern

Randy Denecky             38            Acting President                     January 6, 2002            None
                                                                             to present
                                        Chief Financial and Accounting       November 7, 2001           None
                                        Officer                              to present



         All of the officers of Canada Southern are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

         Canada Southern is not aware of any arrangement or understanding between Mr. Denecky and any other person by which Mr. Denecky was selected as an officer.

                                     PART II

Item 5.  Market for Our Limited Voting Shares and Related
                  Stockholder Matters

         (a)      Principal Markets

         Our Limited Voting Shares, par value $1.00 per share, are traded on The Toronto, Pacific and Boston Stock Exchanges [Symbol: CSW], and in the NASDAQ SmallCap Market [Symbol: CSPLF].

         The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

2000      1st quarter      2nd quarter     3rd quarter      4th quarter
----      -----------      -----------     -----------      -----------
High           12.50           10.50           10.50            7.50
Low             8.25            6.30            7.00            4.90

2001      1st quarter      2nd quarter     3rd quarter      4th quarter
----      -----------      -----------     -----------      -----------
High            9.95           15.00           12.96            8.77
Low             6.50            7.50            6.75            6.47

         The quarterly high and low closing prices (in U. S. dollars) on the NASDAQ SmallCap Market during the calendar periods indicated were as follows:

2000      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High            8.44           7.50             7.06              5.50
Low             5.63           4.25             4.98              3.06

2001      1st quarter      2nd quarter     3rd quarter       4th quarter
----      -----------      -----------     -----------       -----------
High            6.81            9.87            8.62              5.59
Low             4.09            4.88            4.12              4.00


(b)      Approximate Number of Holders of Limited Voting
         Shares at March 25, 2002
                                                        Approximate
         Title of Class                          Number of Record Holders
         --------------                          -------------------------

      Limited Voting Shares, par value                     4,100
      $1.00 per share.

         (c)      Dividends

         Canada Southern has never paid a dividend on its Limited Voting Shares. Any future dividends will be dependent on earnings, financial condition, and business prospects. Canada Southern does not intend to pay any dividend or make any other payment to shareholders on the Limited Voting Shares until the deficit of $18,443,752 at December 31, 2001 is eliminated.

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

                                                                         Years ended December 31,
                                                                         ------------------------
                                              2001             2000              1999             1998             1997
                                              ----             ----              ----             ----             ----
                                                ($)              ($)              ($)              ($)               ($)

Operating revenues                              15,758            1,232              777             1,810            2,120
                                                ======         ========         ========           =======          =======

Total revenues                                  16,036            1,379            1,030             3,409            2,515
                                                ======          =======          =======           =======          =======

Net income (loss)                               10,183           (3,084)          (3,001)           (2,328)          (1,588)
                                                ======          ========         ========          ========         ========

EPS - basic                                       .71             (.22)            (.21)             (.16)            (.11)
                                                   ==             =====            =====             =====            =====
EPS - diluted                                     .70             (.22)            (.21)             (.16)            (.11)
                                                  ===             =====            =====             =====            =====

Working capital                                 14,858            1,261            3,629             6,876            5,573
                                                ======          =======          =======           =======          =======

Total assets                                    25,088           12,749           16,073            18,854           22,772
                                                ======           ======           ======            ======           ======

Shareholders' Equity:
     Capital stock                              41,690           40,794           40,787            40,489           40,489
     Deficit                                   (18,444)         (28,626)         (25,542)          (22,540)         (18,625)
                                               --------         --------         --------          --------         --------
Total                                           23,246           12,168           15,245            17,949           21,864
                                               =======          =======          =======           =======          =======

Average number of shares
outstanding:
  Basic                                         14,365           14,285           14,253            14,235           14,084
                                               =======          =======          =======           =======          =======
  Diluted                                       14,476           14,285           14,253            14,235           14,084
                                                ======           ======           ======            ======           ======

Exchange rates:
(Canadian $ = U.S. $)
     Year-end                                   .6278            .6672            .6924             .6535            .6992
                                                =====            =====            =====             =====            =====

     Average for the period                     .6458            .6736            .6733             .6749            .7224
                                                =====            =====            =====             =====            =====

     Range                                     .62-.67          .65-.69          .67-.69           .63-.67          .69-.75
                                               =======          =======          =======           =======          =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. We caution readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements. Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, pricing and production levels from the properties in which Canada Southern has interests, and the extent of the recoverable reserves at those properties.

(1)      Liquidity and Capital Resources

         At December 31, 2001, Canada Southern had approximately $13.1 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

         Net cash flow provided from operations during 2001 was $11,496,000 compared to the funds used in operations of $2,401,000 during the 2000.

                  Increase in income from operations          $ 15,464,000
                  Net changes in accounts receivable and other  (2,908,000)
                  Net changes in current liabilities             1,341,000
                                                               ------------
                  Increase in net cash provided by operations $ 13,897,000
                                                              ===============

         At December 31, 2000, most of Canada Southern's properties were carried interest properties including the Kotaneelee field. The majority of the carried interest properties in British Columbia were converted to working interests in 2001. Canada Southern does not expect to make any significant capital expenditures at the present time.

         Canada Southern's Kotaneelee carried interest account reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the Kotaneelee gas field during May 2001.

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25 million before any applicable taxes. The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned. The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties. Canada Southern has not recorded the above estimated $25 million amount due because the decision has been appealed and collection of the amount is not assured.

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of December 31, 2001, Canada Southern had expended in excess of $14.5 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

         Canada Southern has established a provision for its potential share of future site restoration costs. The estimated amount of these costs, which totals approximately $1,361,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At December 31, 2001, Canada Southern had accrued $263,000 of these costs with $1,098,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. These costs would be paid by the working interest partners and charged to the carried interest account.

(2)      Results of Operations

2001 vs. 2000

         A comparison of revenues, costs and expenses, income taxes, net income
(loss)and earnings per share for 2001 and 2000 is as follows:

                                            2001                 2000              Net Change
                                        ------------        --------------         ----------
   Revenues                              $16,036,476         $ 1,379,311           $14,657,165
   Costs and expenses                     (4,658,275)         (4,545,869)             (112,406)
   Income tax recovery (provision)        (1,195,700)             82,225            (1,277,925)
                                         -----------         -------------          -----------
   Net income (loss)                    $ 10,182,501         $(3,084,333)          $13,266,834
                                         ============         ============         ===========

   Net income (loss) per share:
     Basic                               $.71                $(.22)                $.93
                                         ====                ======                ====
     Dilutive                            $.70                $(.22)                $.92
                                         ====                ======                ====

         Proceeds from carried interests increased 1,516% to $12,880,000 during 2001 from $797,000 in 2000, mainly due to the net cash flow associated with the Kotaneelee field. Canada Southern's carried interest account reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues. The following is a comparison of the proceeds from carried interests for the years indicated:

                                             2001                    2000
                                          ------------             --------
             Kotaneelee gas field          $12,549,000             $      -
             Other properties                  331,000              797,000
                                          ------------             --------
             Total                         $12,880,000             $797,000
                                           ===========             ========

         Sales gas from the Kotaneelee field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field. In addition, water production increased during 2001 and the producing field may require the drilling of another water disposal well. If water production were to continue to increase, future gas production from the field could be adversely impacted.

         Production from the Kotaneelee field during the year 2001 was as follows:

  Month                 Mmcf/d                Month                 Mmcf/d
  -----                 ------                -----                 ------
 January                 52.9                  July                  46.2
 February                54.6                 August                 43.6
  March                  50.5               September                42.5
  April                  47.7                October                 43.3
   May                   46.8                November                42.9
  June                   41.8                December                42.4

         Sales volumes increased by 759% from 2000 to 2001 (from 408,000 mcf to 3,504,000 mcf respectively). Average gas prices increased 59% and operating and capital costs increased by $3,384,000 in 2001 compared to 2000.

         During the year 2001 proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001. During 2000, the operator of these properties withheld $1,081,000 in payments which were not recorded as revenue, to recover a disputed amount with respect to prior year payments. Canada Southern has been attempting to resolve the dispute.

         The volumes in thousand cubic feet (mcf) and the average price of gas per mcf sold during the periods indicated were as follows:

                                            2001                                            2000
                                      Average price                                   Average price
                        mcf/bbls       per mcf/bbl         Total         mcf/bbls      per mcf/bbl         Total
                        --------       -----------         -----         --------      -----------         -----
Gas sales (mcf)         3,504,000        $ 5.40           $18,916,000     408,000         $ 3.39          $1,382,000
Oil sales (bbls)           402           $23.81                10,000       258           $42.55              11,000
Royalty                                                    (2,385,000)                                      (319,000)
Operating costs                                              (334,000)                                      (260,000)
Processing fees                                            (1,983,000)                                             -
Transportation                                             (1,306,000)                                             -
Capital costs                                                 (38,000)                                       (17,000)
                                                       ---------------                                    -----------
Total                                                    $ 12,880,000                                      $ 797,000
                                                         ============                                      =========

         Gas sales increased 583% from $418,000 in 2000 to $2,853,000 in 2001.
There was a 1,000% increase in the number of units sold and a 5% decrease in the average price for gas. In addition, gas sales include royalty income, which increased 48% in 2001. The volumes in mcf and the average price of gas per mcf sold during the periods indicated were as follows:

                                             2001                                         2000
                                       Average price                                Average price
                             mcf          per mcf          Total          mcf          per mcf          Total
                             ---          -------          -----          ---          -------          -----
    Gas sales              550,000         $6.81          $3,533,000     50,000         $7.16            $358,000
    Royalty income                                           215,000                                      145,000
    Royalties                                               (895,000)                                     (85,000)
                                                          -----------                                   ----------
    Total                                                 $2,853,000                                     $418,000
                                                          ==========                                     ========

         Oil sales increased by 44% in 2001 to $26,000 compared to $18,000 in 2000. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilling or purchased. Crude oil unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                            2001                                         2000
                                      Average price                                 Average price
                            bbls         per bbl          Total          bbls          per bbl         Total
                            ----         -------          -----          ----          -------         -----
    Crude oil sales         448          $57.57            $ 21,000       403          $43.42            $ 18,000
    Royalty income                                            5,000                                             -
    Royalties                                                     -                                             -
                                                           --------                                      --------
    Total                                                  $ 26,000                                      $ 18,000
                                                           ========                                      ========


         Interest and other income increased 89% in 2001. Interest income increased from $147,000 to $278,000 in 2001 because more funds were available for investment. The 2001 period includes proceeds from the sale of seismic data in the amount of $25,000 compared to $22,000 from such sales in 2000.

         General and administrative costs decreased 16% in 2001 to $1,429,000 from $1,694,000 in 2000, primarily because of $227,000 in costs associated with a proposed rights offering to shareholders in 2000 which was withdrawn.

         Legal expenses decreased 49% during 2001 to $1,012,000 compared to $1,990,000 during 2000. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded, and as a result the legal expenses were reduced in 2001. The appeal of the trial court's decision is expected to increase legal expenses in 2002.

         Lease operating costs increased 643% from $63,000 in 2000 to $468,000 in 2001. The conversion of certain properties from carried interest into working interest properties during the year resulted in higher lease operating costs.

         Depletion, depreciation and amortization expense increased 733% in 2001 to $1,800,000 from $216,000 in 2000. The increase in depletion, depreciation and amortization is mainly due to the increase in Canada Southern's production as a result of the net carried interest revenue attributable to the Kotaneelee field.

         A foreign exchange gain of $51,000 was recorded in 2001, similar to the exchange gain of $51,000 in 2000 on Canada Southern's U.S. investments. The value of the Canadian dollar was U.S. $.6278 at December 31, 2001 compared to U.S. $.6672 at December 31, 2000.

         Abandonments and write-downs decreased to nil during 2001, as compared with $635,000 in 2000. Canada Southern's investment in a Texas project was written down to a nominal value during 2000 because the project was deemed to be uneconomic.

         An income tax provision of $1,196,000 was recorded in 2001 compared to an income tax recovery of $82,000 in 2000. During the 2001 period, $1,196,000 of income taxes were provided which resulted in an effective tax of rate 11% instead of the expected rate of 45% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

2000 vs. 1999

         A comparison of revenues, costs and expenses, income taxes, net loss and earnings per share for 2000 and 1999 is as follows:

                                                      2000                      1999                   Net Change
                                                      ----                      ----                   ----------
       Revenues                                  $   1,379,311               $ 1,029,899               $ 349,412
       Costs and expenses                           (4,545,869)               (4,306,293)               (239,576)
       Income tax recovery                              82,225                   274,970                (192,745)
                                                  -------------             -------------             -------------
       Net loss                                  $  (3,084,333)              $(3,001,424)              $ (82,909)
                                                  =============              ============              ===========

       Net loss per share
       (basic & diluted)                            $ (.22)                     $ (.21)                  $ (.01)
                                                    =======                     =======                  =======

         Proceeds from carried interests increased 36% to $797,000 during 2000 compared to $587,000 in 1999 because gas prices increased 22% and operating and capital costs decreased by $381,000 during 2000. During 2000, the operator of certain properties withheld $1,081,000 in payments (which were not recorded as revenues) to recover a disputed amount with respect to prior year payments. During February 2001, payments resumed on these properties. The volumes in million cubic feet (mmcf) and the average price of gas per mcf sold during the periods indicated were as follows:

                                           2000                                            1999
                                      Average price                                   Average price
                          mmcf           per mcf          Total           mmcf           per mcf           Total
                          ----           -------          -----           ----           -------           -----
Gas sales                  408            $3.39          $1,382,000        563            $2.79           $1,572,000
Oil sales                                                    11,000                                                -
Royalty                                                    (319,000)                                        (327,000)
Operating costs                                            (260,000)                                        (417,000)
Capital costs                                               (17,000)                                        (241,000)
                                                            --------                                        ---------
Total                                                     $ 797,000                                       $  587,000
                                                          =========                                       ==========

         Share of Kotaneelee net revenues for 2000. No revenues were included from the Kotaneelee gas field during 2000. Canada Southern owns a 30% carried interest in the Kotaneelee gas field. The field produces approximately 55 mmcf/d of which approximately 45 mmcf/d is sold. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified Canada Southern in December 1999 that it would not make any payments to the carried interest owners, including Canada Southern, until the issue of the amount of recoverable costs under the carried interest account was resolved by the Kotaneelee litigation.
         Gas sales increased 1,000% from $38,000 in 1999 to $418,000 in 2000.
There was a 138% in number of units sold and a 291% increase in the average price for gas. In addition, gas sales include royalty income which increased 127% in 2000. The volumes in mmcf and the average price of gas per mcf sold during the periods indicated were as follows:

                                           2000                                            1999
                                      Average price                                   Average price
                          mmcf           per mcf          Total           mmcf           per mcf           Total
                          ----           -------          -----           ----           -------           -----
Gas sales                  50             $7.16            $358,000        21             $1.83              $37,000
Royalty income                                              145,000                                           64,000
Royalties                                                   (85,000)                                         (63,000)
                                                          ----------                                      -----------
Total                                                      $418,000                                          $38,000
                                                           ========                                          =======


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

                                          2000                                            1999
                                     Average price                                    Average price
                         bbls           per bbl          Total            bbls           per bbl           Total
                         ----           -------          -----            ----           -------           -----
Crude oil sales           403           $43.42            $ 18,000       9,171            $17.38            $159,000
Royalties                                                        -                                            (8,000)
                                                          ---------                                         ---------
Total                                                     $ 18,000                                          $151,000
                                                          ========                                          ========

         Interest and other income decreased 43% in 2000. Interest income decreased from $231,000 to $131,000 in 2000 because less funds were available for investment. The 2000 period includes proceeds from the sale of seismic data in the amount of $22,000 compared to $16,000 from such sales in 1999.

         General and administrative costs increased 34% in 2000 to $1,694,000 from $1,265,000 in 1999 primarily because of the $227,000 in costs associated with the proposed rights offering to shareholders which was withdrawn. In addition, salaries increased approximately $113,000 during 2000.

         Legal expenses decreased 6% during 2000 to $1,990,000 compared to $2,108,000 during 1999. These expenses are related primarily to the cost of the Kotaneelee litigation. During 2000, Canada Southern prepared and filed its written closing arguments. On February 6, 2001, presentation of evidence to the trial court was concluded.

         Lease operating costs decreased 57% from $147,000 in 1999 to $63,000 in the 2000 period. Canada Southern sold its remaining heavy oil production properties during February 2000.

         Depletion, depreciation and amortization expense decreased 69% in 2000 to $216,000 from $707,000 in 1999. Canada Southern sold its remaining heavy oil properties during February 2000.

         A foreign exchange gain of $51,000 was recorded in 2000, contrasted with an exchange loss of $77,000 in 1999 on our U.S. investments. The value of the Canadian dollar was U.S. $.6672 at December 31, 2000 compared to U.S. $.6924 at December 31, 1999.

         Abandonments and write downs increased to $635,000 during 2000. The investment in the Texas project was written down to a nominal value during the second quarter because the project was deemed to be uneconomic.

         Income tax recovery decreased to $82,000 in 2000 compared to $275,000 in 1999 due to higher unrecognized benefit of tax losses in 2000.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         Canada Southern does not have any significant exposure to market risk as the only market risk sensitive instruments are our investments in marketable securities. At December 31, 2001, the carrying value of such investments (including those classified as cash and cash equivalents) was approximately $12.9 million, which was approximately equal to fair value and face value of the investments. Since Canada Southern expects to hold the investments to maturity, the maturity value should be realized. In addition, the investments in marketable securities included investments held in the United States, which are subject to foreign exchange fluctuations. At December 31, 2001, the U.S. dollar investments totaled approximately $295,000.

Item 8.  Financial Statements and Supplementary Data



                                AUDITORS' REPORT




To the Shareholders of
Canada Southern Petroleum Ltd.


We have audited the consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 2001 and 2000, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in accordance with Canadian generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its accounting policy for earnings per share.


                                                  ERNST & YOUNG LLP
                                                Chartered Accountants

Calgary, Canada
March 8, 2002

                         CANADA SOUTHERN PETROLEUM LTD.
                  (Incorporated under the laws of Nova Scotia)

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                                      As at December 31,
                                                                                 2001                   2000
                                                                                 ---------------------------
           Assets
 Current assets
   Cash and cash equivalents (Note 2)                                          $ 13,104,666            $ 1,160,031
   Accounts receivable (Note 3)                                                   3,008,632                244,745
   Other assets                                                                     322,747                300,871
                                                                                -----------             ----------
 Total current assets                                                            16,436,045              1,705,647
                                                                                 ----------              ---------

 Oil and gas properties and equipment
   (full cost method) (Note 3)                                                    8,151,670              9,378,008

 Future tax asset (Note 5)                                                          500,000              1,665,700
                                                                                -----------            -----------
 Total assets                                                                   $25,087,715            $12,749,355
                                                                                ===========            ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                                           $     696,576          $     307,550
   Accrued liabilities (Note 8)                                                     881,948                137,527
                                                                                 ----------                -------
 Total current liabilities                                                        1,578,524                445,077
                                                                                  ---------                -------

 Future site restoration costs (Note 3)                                             263,340                136,123

 Contingencies (Note 6)                                                                   -                      -

 Shareholders' Equity
   Limited Voting Shares, par value
     $1 per share (Note 4)
   Authorized -100,000,000 shares
   Outstanding -14,417,770 (2001), 14,285,970 (2000) shares                      14,417,770             14,285,970
   Contributed surplus                                                           27,271,833             26,508,438
                                                                                 ----------             ----------
 Total capital                                                                   41,689,603             40,794,408
 Deficit                                                                        (18,443,752)           (28,626,253)
                                                                                ------------           ------------
 Total shareholders' equity                                                      23,245,851             12,168,155
                                                                                -----------            -----------
 Total liabilities and shareholders' equity                                     $25,087,715            $12,749,355
                                                                                ===========            ===========

                             See accompanying notes.


                  Approved on behalf of the Board


       /s/ Arthur B. O'Donnell                 /s/ Benjamin W. Heath
       -----------------------                 -----------------------
                  Director                                Director

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)


                                                                              Years ended December 31,
                                                                              ------------------------
                                                                   2001               2000                 1999
                                                                   ----               ----                 ----
Revenues:
  Proceeds from carried interests Notes (6, 7 & 8)                $12,879,512        $   796,560          $   587,073
  Gas sales (Notes 7 and 8)                                         2,853,123            418,053               38,324
  Oil sales (Notes 7 and 8)                                            25,509             17,522              151,137
  Interest and other income                                           278,332            147,176              253,365
                                                                 ------------         ----------           ----------
    Total revenues                                                 16,036,476          1,379,311            1,029,899
                                                                   ----------          ---------            ---------

Costs and expenses:
  General and administrative                                        1,428,915          1,693,710            1,265,165
  Legal (Note 6)                                                    1,011,521          1,989,540            2,108,521
  Lease operating costs                                               468,089             62,778              147,332
  Depletion, depreciation and amortization                          1,663,402            215,700              707,200
  Site restoration costs                                              137,000                300                  600
  Foreign exchange (gains) losses                                     (50,652)           (50,741)              77,475
  Abandonments and write downs (Note 3)                                     -            634,582                   -
                                                                   ----------         ----------           ----------
    Total costs and expenses                                        4,658,275          4,545,869            4,306,293
                                                                   ----------          ---------            ---------

  Income (loss) before income taxes                                11,378,201         (3,166,558)          (3,276,394)
  Income tax (expense) recovery (Note 5)                           (1,195,700)            82,225              274,970
                                                                  -------------     -------------         -----------
Net income (loss)                                                  10,182,501         (3,084,333)          (3,001,424)
  Deficit - beginning of year                                     (28,626,253)       (25,541,920)         (22,540,496)
                                                                 -------------      -------------        -------------
  Deficit - end of year                                          $(18,443,752)      $(28,626,253)        $(25,541,920)
                                                                 =============      =============        =============

Net income (loss) per share:
  Basic                                                              $.71              $(.22)               $(.21)
                                                                     ====              ======               ======
  Diluted                                                            $.70              $(.22)               $(.21)
                                                                     ====              ======               ======

Average number of shares outstanding:
  Basic                                                             14,365,278        14,285,047           14,252,574
                                                                    ==========        ==========           ==========

  Diluted                                                           14,475,788        14,285,047           14,252,574
                                                                    ==========        ==========           ==========



                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)

                                                                           Years ended December 31,
                                                                           ------------------------
                                                              2001                   2000                   1999
                                                              ----                   ----                   ----
Cash flows from operating activities:
   Net income (loss)                                        $10,182,501            $(3,084,333)           $(3,001,424)
    Adjustments to reconcile net income (loss)
       to net cash provided by
      (used in) operating activities:
    Depreciation, depletion and amortization                  1,663,402                215,700                707,200
    Site restoration costs                                      137,000                    300                    600
    Abandonments and write downs                                      -                634,582                      -
    Future tax expense (recovery)                             1,165,700                (82,225)              (274,970)
                                                            -----------           -------------           ------------
    Funds used in operations                                 13,148,603             (2,315,976)            (2,568,594)
  Change in assets and liabilities:
    Accounts receivable                                      (2,763,887)               116,007                (94,636)
    Other assets                                                (21,876)                 6,648                 12,178
    Accounts payable                                            389,026               (327,050)               259,045
    Accrued liabilities                                         744,421                119,271               (276,235)
                                                            -----------            -----------            ------------
Net cash provided by (used in) operations                    11,496,287             (2,401,100)            (2,668,242)
                                                             ----------             -----------            -----------

Cash flows from investing activities:
  Additions to oil and gas properties
     and equipment                                           (1,238,291)              (357,296)              (914,483)
  Site restoration expenditures                                  (9,783)               (38,573)               (61,949)
  Sale of marketable securities                                       -                568,374                183,137
  Proceeds from the sale of properties                          801,227                336,000                      -
                                                             ----------                -------               ---------
Net cash provided by (used in) investing                       (446,847)               508,505               (793,295)
                                                             -----------               -------               ---------
activities

Cash flows from financing activities:
  Exercise of stock options                                     895,195                  7,096                298,433
                                                                -------                  -----                -------
Net cash from financing activities                              895,195                  7,096                298,433
                                                                -------                  -----                -------

Increase (decrease) in cash and cash
equivalents                                                  11,944,635             (1,885,499)            (3,163,104)
Cash  and  cash  equivalents  at  the  beginning  of
year                                                          1,160,031              3,045,530              6,208,634
                                                            -----------             ----------             ----------
Cash and cash equivalents at the
  end of year (Note 2)                                      $13,104,666             $1,160,031             $3,045,530
                                                            ===========             ==========             ==========


                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES
                             AND CONTRIBUTED SURPLUS
                         (Expressed in Canadian dollars)



                                                                     Limited
                                                  Number          Voting Shares        Contributed
                                                 of shares         $1 par value          surplus             Total
                                                 ---------         ------------          -------             -----


Balance as at December 31, 1998                    14,234,740      $14,234,740         $26,254,139          $40,488,879

Exercise   of  stock   options   and  other
sales                                                  50,230           50,230             248,203             298,433
                                                  -----------      ------------       ------------         -----------
Balance as at December 31, 1999                    14,284,970       14,284,970         26,502,342            40,787,312

Exercise of stock options                               1,000            1,000             6,096                  7,096
                                                   ----------        ---------          ----------          -----------

Balance as at December 31, 2000                    14,285,970       14,285,970         26,508,438            40,794,408

Exercise of stock options                             131,800          131,800            763,395               895,195
                                                 ------------        ---------         ----------          ------------

Balance as at December 31, 2001                    14,417,770      $14,417,770         $27,271,833          $41,689,603
                                                   ----------       ----------          ----------          -----------






                                                See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Expressed in Canadian dollars)
                        December 31, 2001, 2000 and 1999

1.       Summary of significant accounting policies

Accounting principles

         Canada Southern prepares its accounts in accordance with Canadian generally accepted accounting principles (Canadian GAAP) which conform in all material respects with United States generally accepted accounting principles (U.S. GAAP) except as disclosed in Note 10.

Consolidation

         The consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited.

Use of Estimates

         The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Specifically estimates were utilized in calculating depletion, depreciation and amortization, site restoration costs, and abandonments and write downs. Actual results could differ from those estimates and the differences could be material.

Oil and gas properties and equipment

         Canada Southern, which is engaged primarily in one industry, the exploration for and the development of oil and gas properties in Canada, follows the full cost method of accounting for oil and gas properties, whereby all costs associated with the exploration for and the development of oil and gas reserves are capitalized. Such costs include land acquisition, drilling, geological, geophysical and overhead expenses. Canada Southern's cost center is Canada.

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

Earnings per share

         In 2001, Canada Southern, in accordance with the new standards issued by the Canadian Institute of Chartered Accountants, adopted the treasury method of earnings per share (EPS). The new methodology establishes dilution assuming proceeds from the exercise of dilutive options are used to purchase shares at the average market price.

1.       Summary of significant accounting policies (Cont'd)

The old methodology assumed proceeds were used to repay debt. There is no change in prior years' EPS, as the effect of the exercise of stock options would have been anti-dilutive.

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


Financial instruments

         The carrying value for cash equivalents, accounts receivable and accounts payable approximates their fair value based on anticipated cash flows and current market conditions.

1.       Summary of significant accounting policies (Cont'd)

Stock based compensation

         Canada Southern has a stock based compensation plan for its employees, officers and directors to acquire common shares. Options are issued at the fair market value of the shares on the date of the grant; no compensation expense is recorded when options are granted. Consideration received on the exercise of the options is credited to share capital. Note 5 contains the details of the current options outstanding.

         Canada Southern follows the intrinsic value method in accounting for its stock options. This method results in no compensatory expense for options issued under Canada Southern's stock option plans.


2.       Cash and cash equivalents

         Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents. Cash equivalents are carried at cost, which approximates market value due to their short term nature.

                                                                                 2001                2000
                                                                             ---------------      ---------
Cash                                                                         $   212,812          $   165,355
Canadian and U.S. marketable securities (Yield: 2001- 2.4%,
2000-5.7%)                                                                       657,876              994,676

Canadian money market mutual funds (Yield: 2001 - 2.4%)                       12,233,978                    -
                                                                              ----------           ----------
Total                                                                        $13,104,666           $1,160,031
                                                                             ===========           ==========


3.       Oil and gas properties and equipment

         The following tables provide the detail of oil and gas properties and equipment at December 31, 2001 and 2000:

3.       Oil and gas properties and equipment (Cont'd)


                                                                              Less Accumulated
                                                                                Depreciation
                                                                               Depletion and,        Net Book
                                                                Cost            Write downs            Value
Balance December 31, 2001
Oil and gas properties - developed                             $19,051,744        $11,271,766        $  7,779,978
Oil and gas properties (U.S.) - undeveloped                      1,319,218          1,319,218                   -
Seismic data                                                       467,162            112,000             355,162
                                                               -----------       ------------         -----------
                                                                20,838,124         12,702,984           8,135,140
Equipment                                                           78,524             61,994              16,530
                                                               -----------        -----------         -----------
                                                               $20,916,648        $12,764,978         $ 8,151,670
                                                               ===========        ===========         ===========

Balance December 31, 2000
Oil and gas properties - developed                             $18,972,989         $9,628,766        $  9,344,223
Oil and gas properties (U.S.) - undeveloped                      1,319,218          1,319,218                   -
Seismic data                                                       112,000            112,000                   -
                                                               -----------        -----------         -----------
                                                                20,404,207         11,059,984           9,344,223
Equipment                                                           75,379             41,594              33,785
                                                               -----------        -----------         -----------
                                                               $20,479,586        $11,101,578         $ 9,378,008
                                                               ===========        ===========         ===========

         As at December 31, 2001 and 2000 there were no capital assets relating to undeveloped properties, which have been excluded from the depletion calculation. During 2001, there were no general and administrative expenses that were capitalized ($70,000 in 2000 and $73,000 in 1999).

         Total future site restoration costs at December 31, 2001 are estimated to be $1,361,000. The estimated future site restoration costs to be accrued over the remaining life of the proven reserves at December 31, 2001 are approximately $1,098,000.

         BP Canada, Devon AXL, Imperial Oil Resources and ExxonMobil Canada Properties made the majority of gas sales in 2001 on the Company's behalf. Included in the amount of accounts receivable is $2,618,000 due from various industry partners which include BP Canada, Devon AXL, Imperial Oil Resources, ExxonMobil Canada Properties, and Anadarko Canada.

         Effective October 1, 1999, Canada Southern's sold its heavy crude oil production and related facilities at Kitscoty to the operator for $336,000. The transaction was completed during February 2000 and the proceeds of sale were credited to oil and gas properties in 2000.

3.       Oil and gas properties and equipment (Cont'd)

         On September 14, 2001 the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25 million before any applicable taxes. The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned. The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties. Canada Southern has not recorded the above estimated $25 million amount due because the decision has been appealed and collection of the amount is not assured.

         On January 15, 2001, Canada Southern sold its interest in Doe Creek, British Columbia for $800,000, effective January 1, 2001. Proceeds from carried interests include $315,000 of net carried interest revenue relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties that were converted into working interest effective January 1, 2001.

         During the second quarter of fiscal 2000, the carrying value costs of approximately $635,000 of the Texas project were written down to a nominal value of $1.00.

         The amount of abandonments and write downs are the same under both Canadian and U.S. GAAP.

4.       Limited voting shares and stock options

         The Memorandum of Association (Articles of Continuance) of Canada Southern provides that no person (as defined) shall vote more than 1,000 shares.

         Under the terms of Canada Southern's 1985, 1992 and 1998 stock option plans, Canada Southern is authorized to grant certain employees, directors and consultants options to purchase Limited Voting Shares at prices based on the market price of the shares as determined on the date of the grant. The options are normally issued for a period of five years from the date of grant.

4.       Limited voting shares and stock options (Cont'd)



         A summary of stock option transactions for the three years ended December 31, 2001 is as follows:

Options Outstanding                     Expiration Dates            Number of Shares           Option Prices ($)
------------------                      ----------------            ----------------           -----------------
December 31, 1998                    Aug. 1999 - Apr. 2003                210,000           ($7.94 weighted average)
  Granted                                                                 362,500                     7.02
  Exercised                                                               (49,000)                  6.37-7.00
                                                                        ----------
December 31, 1999                    Nov. 2000 - Jan. 2004                523,500           ($6.92 weighted average)
  Granted                                                                  75,000                     8.36
  Exercised                                                                (1,000)                    7.00
  Expired                                                                  (4,000)                    7.00
                                                                        ----------
December 31, 2000                      May 2001-Jan. 2005                 593,500           ($7.11 weighted average)
  Granted                                                                  45,000                     6.81
  Exercised                                                              (131,800)                    6.79
  Expired                                                                 (64,000)                    6.81
                                                                        ----------
December 31, 2001                      Jan. 2001-Nov. 2006                 442,700           ($7.21 weighted average)
                                                                         ========

Summary of Options Outstanding at December 31, 2001                               Total         Exercisable  Option Prices ($)
---------------------------------------------------                             ----------      -----------  -----------------
Granted 1999                                    Jan. 2004                         332,700       332,700          7.00
Granted 2000                                    Jan. 2005                          75,000        50,000          8.36
Granted 2001                                    Nov. 2006                          45,00              -          6.81
                                                                                  -------       --------
Total - December 31, 2001                                                         442,700       382,700
                                                                                  =======       =======

Options Reserved for Future Grants                                                455,134
----------------------------------                                                =======

         Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, and has been determined as if Canada Southern had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require that input of highly subjective assumptions including the expected stock price volatility. All of the valuations assumed no expected dividend. The assumptions used in the 1999 valuation model were: risk free interest rate - 4.65%, expected life - 5 years and expected volatility - .503. The assumptions used in the 2000 valuation model were: risk free interest rate - 6.7%, expected life - 5 years and expected volatility - .578. The assumptions used in the 2001 valuation model were: risk free interest rate - 3.5%, expected life - 5 years and expected volatility - .625.

          Because Canada Southern's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

4.        Limited voting shares and stock options (Cont'd)



          For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable. Canada Southern's pro forma information is as follows:

                                               Amount              Per Share
Net loss as reported  - December 31, 1999     $(3,001,424)             $(.21)
Stock option expense                           (1,247,000)              (.09)
                                            ---------------             -----
Pro forma net loss  - December 31, 1999       $(4,248,424)             $(.30)
                                              ============             ======

Net loss as reported  - December 31, 2000     $(3,084,335)             $(.22)
Stock option expense                             (112,000)                 -
                                              -------------            ------
Pro forma net loss  - December 31, 2000       $(3,196,335)             $(.22)
                                              ============             ======

Net income as reported  - December 31, 2001   $10,182,501               $.71
Stock option expense                             (122,000)              (.01)
                                                ----------             ------
Pro forma net income  - December 31, 2001     $10,060,501               $.70
                                              ===========               ====

5.        Income taxes

          Income taxes vary from the amounts that would be computed by applying the statutory Canadian federal and provincial income tax rates as follows:

                                                                       2001             2000              1999
                                                                       ----             ----              ----
                                                                      43.37%           44.84%            44.84%
                                                                      ======           ======            ======
Provision (recovery) for income taxes based on
combined basic Canadian federal and provincial
income tax                                                            $4,964,726     $(1,419,885)      $(1,469,135)
Non capital loss previously unrecognized                              (3,295,548)              -                 -
Depletion previously unrecognized                                       (856,656)              -                 -
Nondeductible crown charges                                              330,447          40,361            11,249
Resource allowance                                                        14,439         284,725           383,663
Other                                                                      4,692         (16,902)          (47,601)
Rate adjustments                                                          33,600               -                 -
Unrecognized benefit of the tax loss                                           -       1,029,476           846,854
                                                                     -----------      ----------       -----------
Actual income tax expense (recovery)                                 $ 1,195,700      $ (82,225)        $(274,970)
                                                                     ===========      ===========       ===========

Future income tax                                                     $1,165,700        $(82,225)        $(274,970)
Current income tax                                                        30,000               -                 -
                                                                      ----------       ---------         ----------
Total                                                                 $1,195,700        $(82,225)        $(274,970)
                                                                      ==========       ==========        ==========

         At December 31, 2001, Canada Southern had net operating losses for income tax purposes of approximately $436,000, which are available to be carried forward to future periods. These losses expire in 2007.

         At December 31, 2001, Canada Southern had the following oil and gas tax deductions available to reduce future taxable income, subject to a final determination by taxation authorities.

           Canada
           Drilling, exploration and lease acquisition costs      $ 6,359,000
           Undepreciated capital costs                              2,242,000
           Cumulative eligible capital losses                         379,000

           United States
           Net operating losses                                       964,000

         As a result of these deductions, Canada Southern has a future tax asset which primarily represents the excess of available resource deductions for income tax purposes over the recorded value of oil and gas properties together with operating and capital income tax loss carry forwards. These amounts are expected to be recovered from the production of current oil and gas reserves. As certain of the resource deductions are restricted, there is considerable risk that these deductions will not be utilized. Accordingly, Canada Southern has established a valuation allowance to recognize this uncertainty.

                                                        2001                     2000                     1999
                                                    -------------           ------------              ------------
Tax value of assets in excess of  carrying value      $1,148,315             $6,379,479                $6,749,358
Future site restoration costs                             84,769                      -                         -
Tax value of loss carry-forward                          187,427                      -                         -
                                                         --------            ----------                ----------
Future tax assets                                      1,420,511              6,379,479                 6,749,358
Valuation reserve                                       (920,511)            (4,713,779)               (5,165,883)
                                                        ---------            -----------               -----------
Net future tax asset                                  $  500,000             $1,665,700                $1,583,475
                                                      ==========             ==========                ==========
Future tax recovery (expense)                       $ (1,165,700)           $    82,225               $   274,970
                                                    =============           ===========               ===========


6.       Litigation

         Canada Southern's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada. The permit consists of 31,888 gross (9,566 net) acres. This permit is partially developed into a natural gas field. There have been six wells drilled: two producing natural gas wells, one salt water disposal well and three abandoned wells. The wells had a combined gross productive capability at December 31, 2001 of approximately 43 million cubic feet per day.

         Since 1989, Canada Southern and the other carried interest parties have been involved in litigation in the Court of Queens Bench in Calgary, Canada with the field working interest parties (defendants). Canada Southern claims that the defendants breached a contract obligation and/or a fiduciary duty owed to Canada Southern to market gas in 1984 from the field when it was possible to so. In addition, Canada Southern claimed that Canada Southern's carried interest account should be reduced because of improper charges to the carried interest account by the defendants. Canada Southern sought money damages and the forfeiture of the Kotaneelee gas field. Canada Southern presented evidence at trial that the money damages sustained by Canada Southern were approximately $100 million.

         A carried interest owner such as Canada Southern is entitled to receive its share of field revenues after the working interest parties recover their operating and capital costs. Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified Canada Southern in December 1999 that it would not make any payments to the carried interest owners, including Canada Southern, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada. The operator deposited Canada Southern's share of net production proceeds in an interest bearing account with an escrow agent.

         On September 14, 2001 the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees. Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25 million before any applicable taxes. The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned. The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties. Canada Southern has not recorded the above estimated $25 million amount due because the decision has been appealed and collection of the amount is not assured.

         Under Canadian law, certain costs (known as taxable costs) of the litigation may be assessed against the non-prevailing party. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the Court.

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of December 31, 2001, Canada Southern had expended in excess of $14.5 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

     Canada Southern has paid all of the costs of the Kotaneelee litigation and may recover some of those costs from the other carried interest partners, if those carried interest partners ultimately realize any recoveries.


         The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta. The case management Justice of the Court of Appeal has advised the parties to the litigation that all filings in connection with the appeals are to be made before the end of December 2002, at which time a date will be set to hear oral arguments from the parties.

         Based upon evidence discovered after the trial began, Canada Southern filed a claim during May 1998 that the defendants failed to develop the field in a timely manner. Canada Southern is unable to estimate the time necessary to conclude this claim.

         There is no assurance whatsoever that ultimately Canada Southern will be successful on its claims, which have been vigorously defended by the defendants. There is also no assurance that Canada Southern will be awarded any damages, or that, if ultimately damages are awarded, the Court will apply the measure of damages Canada Southern claims should be applied.

7.       Related party transactions

          In 1991, Canada Southern granted interests to certain officers, employees, directors, litigation counsel and consultants aggregating 7.8% (an additional .75% was granted in 1997 to litigation counsel) of any and all net recoveries from the defendants in the Kotaneelee gas field litigation due to the defendants' failure to assure the earliest feasible development and marketing of gas and due to other failures.

7.        Related party transactions (Cont'd)

         Murtha Cullina LLP (Mr. Timothy L. Largay, a partner of the firm, has been a director of Canada Southern since 1997) was granted a 1% interest and Directors Benjamin W. Heath and Arthur B. O'Donnell were granted a .25% and .33 1/3% interest, respectively. Mr. O'Donnell's interest was derived from a 1% interest granted to G&O'D INC in 1991.

         Mr. Heath has royalty interests in certain of Canada Southern's oil and gas properties, (present and past) which were received directly or indirectly through Canada Southern. Canada Southern and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Heath totaling U.S.$40,538, U.S.$25,247and U.S.$15,435 in 2001, 2000 and 1999,
respectively. These amounts have been recorded at exchange values.

         The law firm Murtha Cullina LLP was paid fees of $230,992 for the year 2001 (2000 - $94,876 and 1999 - $135,209).

8.       Other financial information

Accrued liabilities                               2001                 2000
-------------------                         ---------------         ---------
Accounting and legal expenses                 $  55,000            $   61,527
Large corporation taxes                          24,548                     -
Royalties                                        38,300                28,000
Audit fees                                       30,000                25,000
Engineering fees                                 25,000                     -
Capital and operating costs                     709,100                23,000
                                            -----------            ----------
                                              $ 881,948             $ 137,527
                                              =========             =========

         The operator of the Buick Creek property in British Columbia is presently in the process of having Canada Southern recognized as an owner of the production facilities. When the process has been completed, Canada Southern will be responsible for the payment of approximately $675,000 for its share of facility improvements that were completed in December 2001. This amount has been included in oil and gas properties and accrued liabilities at December 31, 2001.


                                                                             Years ended December 31,
                                                                     -------------------------------------
                                                                 2001                 2000               1999
                                                                 ----                 ----               ----

Royalty payments (1)                                             $3,280,335            $  84,769           $  71,838
                                                                 ===========           =========           =========

Rent payments                                                   $    49,143            $  49,057           $  55,840
                                                                ===========            =========           =========

Interest and line of credit fees                                $    12,540           $    4,641          $    2,600
                                                                ===========           ==========          ==========

Large corporation & capital tax payments                         $   23,768            $   7,824           $  15,108
                                                                 ==========            =========           =========

Accounting and administrative services (2)                        $ 230,865             $276,879            $259,751
                                                                  =========             ========            ========

8.       Other financial information (Cont'd)

(1) Oil and gas sales are reported net of royalties incurred. The amount for the year ended December 31, 2001 includes $2,384,723 of royalties paid out of carried interest revenues.

(2) G&O'D INC, a Connecticut, United States based company has been providing certain accounting and financial services to Canada Southern for many years.

9.       Leases

         At December 31, 2001, the future minimum rental payments and estimated operating costs applicable to Canada Southern's non-cancelable five year operating (office) lease which was effective June 1, 2000 total $157,395 and are as follows: $44,653 in 2002, $46,062 in 2003, $47,068 in 2004 and $19,612 in
2005.

10.      U. S. GAAP - Other Comprehensive Income

         Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol SER). At December 31, 2001, the Company owned approximately 4% of Sefton Resources, Inc. with a fair market value of $427,000 and a carrying value of $1.00. The shares of Sefton Resources, Inc. were restricted and could not be sold before December 2001.

         Under U.S. GAAP, the Sefton Resources shares would be classified as available-for-sale securities and recorded at fair value at December 31, 2001. This would result in other comprehensive income for the year ended December 31, 2001. In addition, the balance sheet would reflect Marketable securities in the amount of $427,000 with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the amount of $427,000.

11.      U.S. Accounting Developments

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of a liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The requirements are effective for fiscal years beginning on or after June 15, 2002. The effect of this pronouncement on the financial position of Canada Southern and the resulting Canadian and U.S. GAAP differences, if any, are yet to be determined.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the 11. U.S. Accounting Developments (Cont'd) impairment of long-lived assets. Statement No. 144 is effective for the 2002 fiscal year and is not expected to have a material impact on the Canada Southern's financial position.

12.      Comparative Figures

      Certain figures presented for comparative purposes have been reclassified to conform to the current year's financial statement presentation.

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

         All amounts below except for costs, acreage, wells drilled and present activities relate to Canada. Paddock Lindstrom & Associates Ltd., independent consultants, provided oil and gas reserve data and the information relating to cash flows.

Estimated net quantities of proved oil and gas reserves:

                                                      Oil              Gas
Proved reserves:                                    (bbls)            (bcf)
                                                   ---------       --------
December 31, 1998                                    36,200          18.408
  Revisions of previous estimates                    5,050            6.786
  Production*                                       (11,650)         (1.710)
                                                    --------        --------
December 31,1999                                     29,600          23.484
  Revisions of previous estimates                   (4,787)          (4.531)
  Production*                                         3,787           (.375)
                                                    -------          -------
December 31,2000                                     28,600          18.578
  Sale of properties                                      -           (.384)
  Revisions of previous estimates                    (1,585)         (2.530)
  Production*                                        (6,415)         (3.581)
                                                     -------         -------
December 31, 2001                                    20,600          12.083
                                                     ======          ======

Proved developed reserves:
December 31, 1998                                    36,200           18.408
                                                     ======           ======
December 31, 1999                                    29,600           23.484
                                                     ======           ======
December 31, 2000                                    25,800           18.312
                                                     ======           ======
December 31, 2001                                    20,600           12.083
                                                     ======           ======

* Production data includes oil and gas sales and the proceeds from the carried interest properties.

Results of oil and gas operations:


                                                                         Years ended December 31,
                                                              2001                  2000                 1999
Income:
  Oil and gas sales                                     $  2,878,632           $  435,575            $  189,461
  Proceeds from carried interests                         12,879,512              796,560               587,073
                                                        ------------           ----------            ----------
                                                          15,758,144            1,232,135               776,534
                                                        ------------          -----------           -----------
Costs and expenses:
  Lease operating costs                                      468,089               62,778               147,332
  Depletion depreciation, and amortization                 1,663,402              215,700               707,200
  Provision for future site restoration costs                137,000                  300                   600
  Abandonments and write downs                                     -              634,582                     -
  Current income tax expense                                  30,000                    -                     -
  Future Income tax expense (recovery)                     1,165,700              142,939               (35,243)
                                                        ------------          -----------         --------------
                                                           3,464,191            1,056,299               819,889
                                                        ------------           ----------           -----------
Net income (loss) from operations                        $12,293,953           $  175,836           $   (43,355)
                                                         ===========           ==========           ============


Capitalized costs of oil and gas activities:

                                                                         Years ended December 31,
                                                                         ------------------------
                                                              2001                  2000                 1999
                                                              ----                  ----                 ----
Acquisition costs                                           $  47,000            $  92,000            $  241,000
Exploration                                                   355,000               65,000               514,000
Development                                                   832,000              195,000               145,000

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars):


                                                                              Years ended December 31,
                                                                              ------------------------
                                                              2001                  2000                 1999
                                                              ----                  ----                 ----
Future cash inflows                                          $34,658             $171,283               $70,491
Future development and production costs                       (8,406)              (7,345)              (24,364)
                                                              -------              -------              --------
                                                              26,252              163,938                46,127
Future income tax expense*                                    (5,776)             (50,591)               (6,331)
                                                              -------           ----------             ---------
Future net cash flows                                         20,476              113,347                39,796
10% annual discount                                           (4,469)             (28,167)               (8,758)
                                                              -------           ----------             ---------
Standardized measure of discounted
  future net cash flows                                      $16,007             $ 85,180               $31,038
                                                             =======             ========               =======

   * Reflects total tax pools for the years 2001, 2000 and 1999 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, undepreciated capital costs and earned depletion of $9,416,000, $21,988,000 and $18,940,000 for the years 2001, 2000 and 1999, respectively.


         Current prices used in the above estimates were based upon selling prices at the wellhead at December of each year as follows: 2001 - $2.66, 2000 - $9.19 and 1999 - $2.98 per mcf. Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):

                                                                       Years ended December 31,
                                                                       ------------------------
                                                           2001                   2000                  1999
                                                           ----                   ----                  ----
Changes due to:
Sale of properties                                   $     (3,197)          $          -          $          -
Prices and production costs                               (24,171)                88,555                17,776
Future development costs                                   (1,461)                  (273)                 (116)
Sales net of production costs                             (28,380)                (8,984)                 (619)
Development costs incurred
  during the year                                             832                    195                   145
Revisions of quantity estimates                           (52,195)                 1,697                 7,256
Accretion of discount                                       9,088                  3,461                   924
Net change in income taxes                                 30,311                (30,509)               (3,569)
                                                        ---------              ---------              --------
Net change                                               $(69,173)              $ 54,142              $ 21,797
                                                        ==========             =========              ========

Selected quarterly financial data (unaudited)

          The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years 2001 and 2000: See Management's Discussion and Analysis of Financial Condition and Results of Operations.

2001                                                  QTR 1              QTR 2              QTR 3             QTR 4
----                                                  -----              -----              -----             -----
                                                       ($)                ($)                ($)               ($)
Total revenues                                         1,453             6,480              4,302              3,800
Costs and expenses                                      (809)           (1,031)              (992)            (1,827)
Income tax (provision) benefit                           (58)             (847)              (271)               (20)
Net income (loss)                                        586             4,602              3,039              1,953
                                                      =======           =======            =======            =======
Per share (basic)                                        .04               .32                .21                .14
                                                         ===               ===                ===                ===
Per share (diluted)                                      .04               .32                .21                .13
                                                         ===               ===                ===                ===
Average number of shares outstanding                  14,309            14,337             14,401             14,418
                                                      ======            ======             ======             ======


2000                                                  QTR 1              QTR 2              QTR 3             QTR 4
----                                                  -----              -----              -----             -----
                                                      ($)                ($)                ($)               ($)
Total revenues                                           371               312                478                218
Costs and expenses                                      (964)           (1,752)              (814)            (1,016)
Income tax (provision) benefit                           190                53               (177)                16
                                                       -----            -------            -------           -------
Net income (loss)                                        403            (1,387)              (513)               782
                                                       =====            =======            =======            ======
Per share (basic & diluted)                             (.03)             (.10)              (.04)              (.05)
                                                       =====              =====              =====             =====
Average number of shares outstanding                  14,285             14,285             14,285             14,285
                                                      ======             ======             ======             ======

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    PART III

         For information concerning Item 10 - "Directors and Executive Officers of Canada Southern," Item 11 - "Executive Compensation," Item 12 - "Security Ownership of Certain Beneficial Owners and Management" and Item 13 - "Certain Relationships and Related Transactions," see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders for the year ended December 31, 2001, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference. For information concerning Item 10 - "Executive Officers of Canada Southern," see
Part I.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      (1)      Financial Statements

                           The financial statements and schedules listed below
and included under Item 8, above are filed as part of this report.

                                                                                                     Page Reference

Auditors' Report                                                                                           36
Consolidated Balance Sheets as at December 31, 2001 and 2000                                               37
For the years ended December 31, 2001, 2000 and 1999
    Consolidated Statements of Operations and Deficit                                                      38
    Consolidated Statements of Cash Flows                                                                  39
Consolidated Statements of Limited Voting Shares and Contributed
    Surplus for the three years ended December 31, 2001                                                    40
Notes to Consolidated Financial Statements                                                                41-53
Supplementary Information On Oil and Gas Producing Activities (unaudited)                                 54-56
Selected quarterly financial data (unaudited)                                                              56

                  (2)      Consolidated Financial Statement Schedules

                           All  schedules  have been omitted  since the required
information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

         (b)      Reports on Form 8-K

                           (1) On December 7, 2001, the Company filed a Current
                  Report of Form 8-K to report that Canada Southern Petroleum Ltd., Magellan Petroleum Corporation, and Pantepec International, Inc., the plaintiffs in the Kotaneelee litigation, filed a Notice of Appeal in the Court of Appeal of Alberta with regard to certain parts of the judgment of the trial court dated September 14, 2001.

                           (2) On December 21, 2001, the Company filed a Current
                  Report of Form 8-K to report that on various dates in early December 2001, each of the defendants in the Kotaneelee litigation filed notices in the Court of Appeal of Alberta setting forth their intent to appeal certain parts of the judgment of the trial court dated September 14, 2001.


         (c)      Exhibits

                  The following exhibits are filed as part of this report:

         Item Number

                  2.       Plan of acquisition, reorganization, arrangement,
                           -------------------------------------------------
                           liquidation or succession
                           -------------------------

                           Not applicable.

                  3.       Articles of Incorporation and By-Laws
                           (a) Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit 4B to Form S-8 as filed on November 25, 1998 (File number 001-03793) is incorporated by reference.

                           (b) By-laws, as amended, filed as Exhibit 4C to Form S-8 as filed on November 25, 1998 (File number 001-03793) are incorporated by reference.

                  4. Instruments defining the rights of security holders, including indentures
                           -----------------------------------------------------

                           None.

                  9.       Voting trust agreement

                           None.

                  10.      Material contracts

(a)      Agreements relating to Kotaneelee Gas Field:

                            (1.)  Copy of Agreement  dated May 28, 1959 between
                           Canada Southern et al. and Home Oil Company Limited et al. and Signal Oil and Gas Company filed as
                           Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                             (2.) Copies of Supplementary Documents to May 28,
                           1959 Agreement (see (1) above), dated June 24, 1959, consisting of Guarantee by Home Oil Company Limited and Pipeline Promotion Agreement, filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                             (3.) Copy of Modification to Agreement dated May
                           28, 1959 (see (1) above), made as of January 31, 1961, filed as Exhibit 10(a) to Report of Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                             (4.) Copy of Agreement dated April 1, 1966 among
                           Canada Southern et al. and Dome Petroleum Limited et al., filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                             (5.) Copy of Letter Agreement dated February 1,
                           1977 between Canada Southern and Columbia Gas Development of Canada, Ltd. for operation of the Kotaneelee gas field, filed as Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                           (b) Copy of Agreement dated January 28, 1972 between Canada Southern and Panarctic Oils Ltd. for development of the offshore Arctic Islands gas fields, filed as Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                           (c) Stock Option Plan adopted December 9, 1992, filed as Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                           (d) Stock Option Plan effective July 1, 1998 filed as Exhibit A to Schedule 14A Information (Proxy Statement) as filed on May 1, 1998 (File number 001-03793) is incorporated by reference.

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

                  21.      Subsidiaries of Canada Southern

                           Canpet Inc. incorporated in Delaware on August 3, 1973. C. S. Petroleum Limited incorporated in Nova Scotia on December 15, 1981.

                  22. Published report regarding matters submitted to vote of security holders

                           None.

                  23.      Consents of experts and counsel

                           (a)Paddock Lindstrom & Associates, Ltd. filed herein.
                           (b)Ernst & Young LLP filed herein.

                  24.      Power of attorney

                           Not applicable.

                  99.      Additional exhibits

                  (a) Statement of Claim filed on October 27, 1989 against Columbia Gas Development of Canada Ltd., Amoco Production Company, Dome Petroleum Limited, Amoco Canada Petroleum Company Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. in the Court of Queen's Bench of Alberta Judicial District of Calgary, Alberta, Canada, filed as Exhibit 99(a) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                  (b) Amended Statement of Claim, amending the October 27, 1989 Statement of Claim, filed on March 12, 1990, filed as Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                  (c) Amended Statement of Claim in the same action, filed on November 17, 1993, filed as Exhibit 99(c) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                  (d) Amended Statement of Third Party Notice by Amoco Canada Production Company Ltd. and Amoco Production Company, filed November 17, 1993 in the same action, filed as Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793) is incorporated herein by reference.

                  (e) Amended Statement of Defense to Third Party Notice by Anderson Oil & Gas Inc. (formerly Columbia Gas Development of Canada Ltd.) filed January 27, 1994 in the same action, filed as Exhibit 99(e) to Report on Form 10-K for the year ended December 31, 1998 (File number 001-03793)is incorporated herein by reference.

                  (f) The decision of the trial court in Calgary regarding the Kotaneelee gas filed litigation is incorporated by reference to Current Report on Form 8-K/A filed on October 1, 2001 ((File number 001-03793).





         (d)      Financial Statement Schedules

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CANADA SOUTHERN PETROLEUM LTD.
                                                 -----------------------------
                                                          (Registrant)

                                                         By /s/ Randy Denecky
                                                        ---------------------
                                                                Randy Denecky
     Dated:         March 27, 2002                                President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                By /s/ Randy Denecky
                                                       Randy Denecky
                                           President, Treasurer and Chief
                                          Financial and Accounting Officer

                                            Dated:         March 27, 2002
                                                   ----------------------



     By /s/ Timothy L. Largay                By /s/ Benjamin W. Heath
        ----------------------                  ---------------------
               Timothy L. Largay                       Benjamin W. Heath
                Director                               Director

     Dated:         March 27, 2002           Dated:         March 27, 2002
            ---------------------------             ----------------------



     By /s/ Arthur B. O'Donnell              By /s/ Richard C. McGinity
            -------------------                     -------------------
               Arthur B. O'Donnell                     Richard C. McGinity
               Director                                Director

     Dated:         March 27, 2002           Dated:         March 27, 2002
            ---------------------------             ----------------------

                                INDEX TO EXHIBITS


     23.      (a)     Consent of Independent Petroleum Engineers

              (b)     Consent of Independent Auditors