Form 10-Q
period 2002-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 2002-05-13
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2002
                               -------------------------------------------------

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-3793
                       --------------

                         CANADA SOUTHERN PETROLEUM LTD.
.................................................................................
             (Exact name of registrant as specified in its charter)

     NOVA SCOTIA, CANADA                                     98-0085412
.................................................................................
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

#505, 706 - 7th  Avenue, S.W., Calgary, Alberta, Canada       T2P 0Z1
.................................................................................
(Address of principal executive offices)                     (Zip Code)

                                 (403) 269-7741
.................................................................................
              (Registrant's telephone number, including area code)


.................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of May 10, 2002.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


ITEM 1  Financial Statements                                               Page
                                                                           ----
        Consolidated balance sheets at March 31, 2002
        and December 31, 2001                                                3

        Consolidated  statements  of income and deficit
        for the three  months  ended March 31, 2002 and 2001                 4

        Consolidated  statements  of cash flows for the three
        months ended March 31, 2002 and 2001                                 5

        Notes to consolidated financial statements                           6

        Supplementary Oil and Gas Data                                      10

ITEM 2  Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                                 11

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk           16

                           PART II - OTHER INFORMATION

ITEM 5  Other Information                                                   17

ITEM 6  Exhibits and Reports on Form 8-K                                    17

        Signatures                                                          18

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                               March 31,            December 31,
                                                                                 2002                   2001
                                                                              -----------              ------
       Assets                                                                 (unaudited)              (Note)
       ------                                                                 -----------              ------
 Current assets
   Cash and cash equivalents                                                   $ 15,299,045           $ 13,104,666
   Accounts receivable                                                            2,345,810              3,008,632
   Other assets                                                                     354,401                322,747
                                                                                 ----------             ----------
 Total current assets                                                            17,999,256             16,436,045
                                                                                 ----------             ----------

 Oil and gas properties and equipment
   (full cost method)                                                             7,604,803              8,151,670

 Future tax asset                                                                    18,000                500,000
                                                                                -----------            -----------
 Total assets                                                                   $25,622,059            $25,087,715
                                                                                ===========            ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                                            $    675,146           $    696,576
   Accrued liabilities                                                              949,686                881,948
                                                                                  ---------              ---------
 Total current liabilities                                                        1,624,832              1,578,524
                                                                                  ---------              ---------

 Future site restoration costs                                                      344,467                263,340

 Contingencies (Note 2)                                                                   -                      -

 Shareholders' Equity (Note 3)
   Limited Voting Shares, par value
     $1 per share
   Authorized -100,000,000 shares
   Outstanding -14,417,770 shares                                                14,417,770             14,417,770
   Contributed surplus                                                           27,271,833             27,271,833
                                                                                 ----------             ----------
 Total capital                                                                   41,689,603             41,689,603
 Deficit                                                                        (18,036,843)           (18,443,752)
                                                                                ------------           ------------
 Total shareholders' equity                                                      23,652,760             23,245,851
                                                                                -----------            -----------
 Total liabilities and shareholders' equity                                     $25,622,059            $25,087,715
                                                                                ===========            ===========

       Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)


                                                                                         Three months ended
                                                                                              March 31,
                                                                                    2002                       2001
                                                                                ------------                 ---------
Revenues:
  Proceeds from carried interests                                                 $1,907,830                  $ 344,556
  Gas sales                                                                          378,585                  1,073,319
  Oil and liquids sales                                                               36,794                     13,785
  Interest and other income                                                           69,695                     21,418
                                                                                ------------                  ---------
    Total revenues                                                                 2,392,904                  1,453,078
                                                                                ------------                  ---------

Costs and expenses:
  General and administrative                                                         333,550                    365,056
  Legal                                                                              315,869                    308,047
  Lease operating costs                                                              133,757                     92,070
  Depletion, depreciation and amortization                                           632,000                     68,102
  Site restoration costs                                                              81,000                      2,000
  Foreign exchange gains                                                              (4,181)                   (25,936)
                                                                                   ----------                   --------
    Total costs and expenses                                                       1,491,995                    809,339
                                                                                   ---------                    -------
  Income before income taxes                                                         900,909                    643,739
  Income tax expense (Note 5)                                                        494,000                     57,700
                                                                                   ---------                    -------
Net income                                                                           406,909                    586,039
  Deficit - beginning of year                                                    (18,443,752)               (28,626,253)
                                                                                 ------------               ------------
  Deficit - end of period                                                       $(18,036,843)              $(28,040,214)
                                                                                =============              =============

Net income per share:
  Basic                                                                               $.03                     $.04
                                                                                      ====                     ====
  Diluted                                                                             $.03                     $.04
                                                                                      ====                     ====

Average number of shares outstanding:
  Basic                                                                           14,417,770                 14,309,220
                                                                                  ==========                 ==========
  Diluted                                                                         14,417,770                 14,417,638
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                        ---------
                                                                               2002                   2001
                                                                               ----                   ----
Cash flows from operating activities:
   Net income                                                                   $406,909               $586,039
    Adjustments to reconcile net income
       to net cash provided by
      operating activities:
    Depletion, depreciation and amortization                                     632,000                 68,120
    Site restoration costs                                                        81,000                  2,000
    Future tax expense                                                           482,000                 57,700
                                                                               ---------                -------
    Funds provided by operations                                               1,601,909                713,841
  Change in current assets and liabilities:
    Accounts receivable                                                          662,822               (478,411)
    Other assets                                                                 (31,654)                13,961
    Accounts payable                                                             (21,430)               252,713
    Accrued liabilities                                                           67,738                113,410
                                                                               ---------               --------
Net cash provided by operations                                                2,279,385                615,514
                                                                               ---------               --------

Cash flows from investing activities:
  Additions to oil and gas properties and
equipment                                                                        (85,133)               (35,249)
  Site restoration expenditures                                                      127                 (7,917)
  Proceeds from the sale of properties                                                 -                801,227
                                                                               ---------                -------
Net cash provided by (used in) investing activities                              (85,006)               758,061
                                                                               ----------               -------

Cash flows from financing activities:
  Exercise of stock options                                                            -                217,000
                                                                               ---------                -------
Net cash from financing activities                                                     -                217,000
                                                                               ---------                -------

Increase in cash and cash equivalents                                          2,194,379              1,590,575
Cash and cash equivalents at the beginning of period                          13,104,666              1,160,031
                                                                              ----------              ---------
Cash and cash equivalents at the end of period                               $15,299,045             $2,750,606
                                                                             -----------             ----------

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                          PART 1 FINANCIAL INFORMATION

                                 March 31, 2002
                         (Expressed in Canadian Dollars)
                                   (unaudited)

Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited. have been prepared in accordance with Canadian generally accepted accounting principles. The effect of differences between these principles and accounting principles generally accepted in the United States (U.S. GAAP) is discussed in Note 7. These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  Revenue Recognition

         Canada Southern recognizes revenue on its working and royalty interest properties from the production of oil and gas in the period the oil and gas units are sold.

         Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. Under the carried interest agreements Canada Southern receives oil and gas revenues net of operating and capital costs incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

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

Note 3.       Limited Voting Shares and Stock Options

         During January 2002, options to purchase 100,000 Limited Voting Shares at $7.53 per share were granted for a period of five years. During April 2002, a director of the Company was granted a five year option to purchase 50,000 shares at $6.81 per share. The options were immediately vested and exercisable.

Summary of Options Outstanding at March 31, 2002

                                                                                                      Option Prices
Years granted                           Expiration Dates            Total         Exercisable              ($)
-------------                           ----------------        ------------      -----------          -------
1999                                        Jan. 2004                   322,700     322,700                7.00
2000                                        Jun. 2002                    75,000      75,000                8.36
2001                                        Nov. 2006                    45,000        -                   6.81
2002                                        Jan. 2007                   100,000     100,000                7.53
                                                                        -------     -------
Total - March 31, 2002                                                  542,700     497,700
                                                                        =======     =======

Options Reserved for Future Grants                                      355,134
----------------------------------                                      =======

Note 4        Earnings per share

         In 2001, Canada Southern, in accordance with the standards issued by the Canadian Institute of Chartered Accountants, retroactively adopted the treasury method of earnings per share (EPS). The new methodology establishes dilution assuming proceeds from the exercise of dilutive options are used to purchase shares at the average market price. The previous methodology assumed proceeds were used to repay debt. There is no change in prior period's EPS, as the effect of the exercise of stock options would have been anti-dilutive.


Note 5.       Income Taxes

     At March 31, 2002, the Company had unused Canadian tax pools deductible in future periods of approximately $7,650,000 and a future tax asset of $18,000 representing the tax effect of the excess of these pools over the carrying value of the related properties and equipment. To the extent that these tax benefits are utilized in excess of depletion, depreciation and amortization for financial statement purposes, a future deferred income tax liability will be recorded. The components of income tax for the three month periods ended March 31, 2002 and 2001 are as follows:
                                            2002             2001
                                          --------          -------
                 Current income tax         12,000                -
                 Future income tax        $482,000          $57,700
                                          --------          -------
                                          $494,000          $57,700
                                          ========          =======

     Future income taxes for the three months ended March 31, 2001 were reduced by the utilization of net operating losses of prior years for which the benefits had not previously been recognized.

Note 6.       Litigation

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

Note 7.       U. S. GAAP - Other Comprehensive Income
              ---------------------------------------

         Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has

   Item 1.    Financial Statements - Notes (Cont'd)

  become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol SER). At March 31, 2002, the Company owned approximately 4% of Sefton Resources, Inc. with a fair market value of $263,000 (December 31, 2001 - $427,000) and a carrying value of $1.00. The shares of Sefton Resources, Inc. were restricted and could not be sold before December 2001.

         Under U.S. GAAP, the Sefton Resources shares would be classified as available-for-sale securities and recorded at fair value at March 31, 2002. This would result in other comprehensive loss of $164,100 for the three month period ended March 31, 2002 (2001 - gain of $163,000). In addition, the balance sheet would reflect Marketable Securities in the amount of $263,000 with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the same amount.

  Note 8.U.S. Accounting Developments

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

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. Statement No. 144 is effective for the 2002 fiscal year and is not expected to have a material impact on the Canada Southern's financial position.

Note 9.       Comparative Amounts

         Certain amounts for the 2001 period Consolidated Statements of Operations and Deficit have been reclassified to conform to the classifications in the 2002 period.


Supplementary Oil and Gas Data
                                                        For the three month periods ended March 31,
                                                        --------------------------------------------------

Total Sales Volumes (before royalties)                2002            2001          Change         % Change
--------------------------------------                ----            ----          ------         --------
Carried interests (mcf)                              879,410         33,406       846,004            2,532
Carried interests (bbls)                                  43            189          (146)             (77)

Gas (mcf)                                            163,468        125,599        37,869               30
Oil and liquids (bbls)                                 1,957            749         1,208              161

boe's (6 mcf = 1boe)                                 175,813         27,439       148,374              541
boe's per day                                          1,953            305         1,649              541

mcfe's (1 bbl = 6 mcfe)                            1,054,878        164,633       890,246              541
mcfe's per day                                        11,721          1,829         9,892              541

           The corporate sales mix between oil and gas is as follows:

Sales Mix Percent
Gas (mcf)                                                 99             97             2                2
Oil and liquids (bbls)                                     1              3            (2)             (67)

    The corporate netback analysis for carried interest sales is as follows:

Netback Analysis
----------------
Carried interests (per mcfe)
  Sales                                 3.20          15.50         (12.30)             (79)
  Royalties                             (.37)         (4.91)           4.54             (92)
                                        -----         ------        -------
                                        2.83          10.59          (7.76)             (73)
  Lease operating expenses              (.60)          (.73)           .13              (18)
  Carried interest capital              (.06)              -          (.06)                -
                                         ---         -------         ------
Field netback                           2.17           9.86          (7.69)             (78)
                                        ====           ====           =====

    The corporate netback analysis for working interest sales is as follows:

Working interests (per mcfe)
  Sales                                 3.06          12.10          (9.04)           (75)
  Royalties                             (.66)         (3.75)          3.09            (82)
                                        -----         ------          ----
                                        2.40           8.35          (5.95)           (71)
  Lease operating expenses             (1.07)          (.71)          (.36)            51
                                       ------          -----          -----
Field netback                           1.33           7.64          (6.31)           (83)
                                        ====           ====           =====

                               Definition of Terms
                        ---------------------------------
                         boe = barrels of oil equivalent
                       mcfe = thousand cubic feet equivalent
                             mcf = thousand cubic feet
                               bbl = barrel of oil





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, pricing and production levels from the properties in which Canada Southern has interests, and the extent of the recoverable reserves at those properties.

Liquidity and Capital Resources

         At March 31, 2002, Canada Southern had approximately $15.3 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

         Net cash flow provided from operations during 2002 was $2,279,000 compared to the funds provided by operations of $616,000 during 2001.

Increase in income from operations                         $    888,000
Net changes in accounts receivable and other                  1,096,000
Net changes in current liabilities                             (320,000)
                                                            ------------
Increase in net cash provided by operations                 $ 1,664,000
                                                           ==============


         The majority of the carried interest properties in British Columbia were converted to working interests in 2001. At this time, Canada Southern has not budgeted any significant capital expenditures for the year 2002.

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

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of March 31, 2002, Canada Southern had expended in excess of $14.8 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

         Canada Southern has established a provision for its potential share of future site restoration costs. The estimated amount of these costs, which totals approximately $1,373,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At March 31, 2002, Canada Southern had accrued $344,000 of these costs with $1,029,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. The Company expects that these costs would be paid by the working interest partners and charged to the carried interest account.

Results of Operations

         Three month period ended March 31, 2002 vs. March 31, 2001

         A comparison of the results of 2002 and 2001 is as follows:


                                        2002                   2001                Net Change
                                        ----                   ----                ----------
Revenues                           $  2,392,904           $  1,453,078              $ 939,826
Costs and expenses                   (1,491,995)              (809,339)              (682,656)
Income tax provision                   (494,000)               (57,700)              (436,300)
                                      ----------            -----------              ---------
Net income                         $    406,909           $    586,039           $   (179,130)
                                      =========              =========             ===========

Net income per share (basic and
diluted)                                 $.03                   $.04                  $(.01)
                                         ====                   ====                  ======

Net cash flow from operations per
share (basic and diluted)                $.16                   $.04                   $.12
                                         ====                   ====                   ----

         Proceeds from carried interests increased 453% to $1,908,000 during 2002 from $345,000 in 2001 mainly due to the net cash flow associated with the Kotaneelee field. Canada Southern's carried interest account reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the Kotaneelee gas field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues. The following is a comparison of the proceeds from carried interests for the years indicated:
                                        Three months ended March 31,
                                        ----------------------------
                                          2002                  2001
                                       ----------             --------
             Kotaneelee gas field      $1,907,000             $      -
             Other properties               1,000              345,000
                                       ----------             --------
             Total                     $1,908,000             $345,000
                                       ==========             ========

         Sales gas from the Kotaneelee field is approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))

production proceeds that it may receive from the field. In addition, water production increased during 2001 and 2002 and the producing field may require the drilling of another water disposal well. If water production were to continue to increase, future gas production from the field could be adversely impacted.

         Production from the Kotaneelee field during 2002 compared to 2001 was as follows:
               2002                                       2001
-------------------------------------      ------------------------------------
       Month             Mmcf/d                Month            Mmcf/d
    -----------          ------             -----------         ------
      January             41.9                January            52.9
      February            40.5                February           54.6
       March              39.0                 March             50.5

         During the period 2001 proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.

         The volumes in thousand cubic feet (mcf) and the average price of gas per mcf sold during the periods indicated were as follows:

                                                              Three months ended March 31,
                                                          -----------------------------------
                                            2002                                            2001
                                            ----                                            ----
                                      Average price                                   Average price
                        mcf/bbls       per mcf/bbl           Total       mcf/bbls      per mcf/bbl          Total
                        --------       -----------    ------------------ --------      -----------     ----------
Gas sales (mcf)          879,410         $ 3.20            $2,814,000     33,406          $15.76            $526,000
Liquids (bbls)             43            $29.47                 1,000       189           $52.28              10,000
Royalty                                                      (321,000)                                      (166,000)
Operating costs                                              (187,000)                                       (25,000)
Transportation                                               (345,000)                                             -
Capital costs                                                 (54,000)                                             -
                                                          -----------                                      ---------
Total                                                     $ 1,908,000                                      $ 345,000
                                                          ===========                                      =========

         Gas sales decreased 65% to $379,000 in 2002 from $1,073,000 in the 2001 period. There was a 30% increase in the number of units sold and a 76% decrease in the average price for gas. The volumes in million cubic feet ("mmcf") and the average price of gas per thousand cubic feet ("mcf") sold during the periods indicated were as follows:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))


                                                          Three months ended March 31,
                                                          ----------------------------
                                                2002                                          2001
                                                ----                                          ----
                                        Average price                                 Average price
                             mmcf          per mcf             Total         mmcf        per mcf           Total
                             ----          -------             -----         ----        -------           -----
Gas sales                   163.5           $2.95             $ 482,000     125.6         $12.41       $ 1,559,000
Royalties deducted                                             (103,000)                                  (486,000)
                                                               ---------                                 ---------
Total                                                         $ 379,000                                 $1,073,000
                                                              =========                                 ==========

          Oil and liquid sales increased by 164% in 2002 to $37,000 compared to $14,002 in 2001. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                           Three months ended March 31,
                                                          ----------------------------
                                             2002                                            2001
                                             ----                                            ----
                                       Average price                                 Average price
                             bbls         per bbl          Total          bbls          per bbl             Total
                             ----         -------          -----          ----          -------             -----
Crude oil sales             1,957         $25.11            $ 49,000       749          $20.15            $ 15,000
Royalties deducted                                           (12,000)                                       (1,000)
                                                           ----------                                       -------
Total                                                       $ 37,000                                      $ 14,000
                                                            ========                                      ========

         Interest and other income increased 233% in 2002 from $21,000 in 2001 to $70,000 in the 2002 period because more funds were available for investment as a result of the payments received from the Kotaneelee gas field.

         General and administrative costs decreased 8% in 2002 to $334,000 from $365,000 in 2001 primarily due to a decrease in salaries and benefits.

         Legal expenses increased 3% during 2002 to $316,000 from $308,000 during 2001. These expenses are related primarily to the cost of the Kotaneelee litigation. The costs during the current period related primarily to the appeal of the September 2001 trial court decision.

         Lease operating costs increased 46% from $92,000 in 2001 to $134,000 in the 2002 period because of the increase in production volumes.

         Depletion, depreciation and amortization expense increased 803% in 2002 to $632,000 from $70,000 in 2001. The increase was due to the production associated with the Kotaneelee field.


         Site restoration costs increased by 3,950% to $81,000 in 2002 as compared with $2,000 in 2001. The increase was due to the increase in production volumes.

         A foreign exchange gain of $4,000 was recorded in 2002, compared to a gain of $26,000 in 2001 on the Company's U.S. investments. The value of the Canadian dollar was U.S.$.6282 at December 31, 2001 compared to U.S.$.6267 at March 31, 2002.

         An income tax provision of $494,000 was recorded in 2002 compared to an income tax provision of $58,000 in 2001. During the 2002 period, the Company exhausted its tax loss carry forwards not previously recorded which resulted in an effective tax rate of 55%. During the 2001 period, the $58,000 of income taxes resulted in a 9% effective tax rate because of the utilization of tax loss carry forwards not previously recorded.


Item 3.           Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalents. Since the Company expects to hold the investments to maturity, the maturity value should be realized. At March 31, 2002, the carrying value of its investments in United States dollar accounts was approximately $1.4 million, which was approximately equal to fair value and face value of the investments.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                                 March 31, 2002

Item 5.           Other Information

         On April 30, 2002, the Company reported that Mr. Myron Kanik, former Deputy Minister of the Alberta Department of Energy, has been elected a director of the Company to fill a vacancy created by the resignation of Ben A. Anderson in January 2002. The Company also announced that its Annual General Meeting of Shareholders would be held on Tuesday, June 11, 2002.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

          (b)     Reports on Form 8-K

                  On January 8, 2002, the Company filed a Current Report on Form 8-K to report the following: (a) Mr. Ben Anderson has resigned as President and as a Director of the Company; (b) Mr. Randy Denecky, the Company's Chief Financial Officer, has been elected to serve as acting President; and (c) Mr. Richard McGinity has been elected a director of the Company.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                 MARCH 31, 2002



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CANADA SOUTHERN PETROLEUM LTD.
                                   Registrant




Date:  May 10, 2002                By  /s/ Randy Denecky
                                       -----------------------------------------
                                        Randy Denecky
                                        President, Treasurer and Chief
                                        Financial and Accounting Officer