Form 10-Q
period 2002-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 2002-08-13
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2002
                               ------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of August 12, 2002.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                  JUNE 30, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


Item 1    Financial Statements                                            Page
                                                                          ----

          Consolidated balance sheets at June 30, 2002 and
          December 31, 2001                                                  3

          Consolidated  statements  of income and deficit for
          the three and six months ended June 30, 2002 and 2001              4

          Consolidated  statements  of cash flows for the three
          and six  months  ended June 30, 2002 and 2001                      5

          Notes to consolidated financial statements                         6

          Supplementary Oil and Gas Data                                    11

Item 2    Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                               12

Item 3    Quantitative and Qualitative Disclosure About Market Risk         20

               PART II - OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders               21

Item 5    Other Information                                                 21

Item 6    Exhibits and Reports on Form 8-K                                  21

          Signatures                                                        22

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                               June 30,             December 31,
                                                                               --------             ------------
                                                                                 2002                   2001
                                                                                 ----                   ----
           Assets                                                               (unaudited)                 (Note)
 Current assets
   Cash and cash equivalents                                                   $ 16,196,576           $ 13,104,666
   Accounts receivable                                                            2,676,862              3,008,632
   Other assets                                                                     280,671                322,747
                                                                               ------------           ------------
 Total current assets                                                            19,154,109             16,436,045
                                                                                 ----------             ----------

 Oil and gas properties and equipment
   (full cost method)                                                             6,998,297              8,151,670

 Future tax asset                                                                          -               500,000
                                                                                -----------            -----------
 Total assets                                                                   $26,152,406            $25,087,715
                                                                                ===========            ===========

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                                             $   380,818            $   696,576
   Accrued liabilities                                                              933,184                881,948
                                                                                 ----------             ----------
 Total current liabilities                                                        1,314,002              1,578,524
                                                                                  ---------              ---------

 Future income tax payable                                                          215,000                      -
 Future site restoration costs                                                      421,467                263,340
                                                                                  ---------             ----------
 Total long term liabilities                                                        636,467                263,340
                                                                                     ------             ----------

 Contingencies (Note 6)                                                                   -                      -

 Shareholders' Equity (Note 3)
   Limited Voting Shares, par value
     $1 per share
   Authorized -100,000,000 shares
   Outstanding -14,417,770 shares                                                14,417,770             14,417,770
   Contributed surplus                                                           27,271,833             27,271,833
                                                                                 ----------             ----------
 Total capital                                                                   41,689,603             41,689,603
 Deficit                                                                        (17,487,666)           (18,443,752)
                                                                                ------------           ------------
 Total shareholders' equity                                                      24,201,937             23,245,851
                                                                               ------------           ------------
 Total liabilities and shareholders' equity                                     $26,152,406            $25,087,715
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)


                                                       Three months ended                    Six months ended
                                                  -----------------------------        ---------------------------
                                                           June 30,                             June 30,
                                                           --------                             --------

                                                    2002                  2001                 2002                2001
                                                    ----                  ----                 ----                ----

Revenues:
  Proceeds from carried interests                $ 2,013,785           $ 5,761,057          $ 3,921,615          $ 6,105,613
  Gas sales                                          361,955               593,327              740,540            1,665,356
  Oil and liquid sales                                55,741                67,675               92,535               82,750
  Interest and other income                           89,799                58,474              159,494               79,892
                                                  ----------            ----------          -----------          -----------
  Total revenues                                   2,521,280             6,480,533            4,914,184            7,933,611
                                                  ----------            ----------          -----------          -----------

Costs and expenses:
  General and administrative                         471,860               414,517              805,410              779,573
  Legal                                              301,555               166,712              617,424              474,759
  Lease operating costs                              171,845                60,872              305,602              152,942
  Depletion, depreciation
   and amortization                                  598,000               370,100            1,230,000              438,202
  Site restoration costs                              77,000                12,000              158,000               14,000
  Foreign exchange loss (gain)                       123,369                 6,367              119,188              (19,569)
                                                   ---------             ---------          -----------         ------------
Total costs and expenses                           1,743,629             1,030,568            3,235,624            1,839,907
                                                   ---------             ---------          -----------          -----------
  Income before income taxes                         777,651             5,449,965            1,678,560            6,093,704
  Income tax provision                              (228,474)             (847,000)            (722,474)            (904,700)
                                                 ------------         -------------        ------------         ------------
Net Income                                           549,177             4,602,965              956,086            5,189,004
  Deficit - beginning of period                  (18,036,843)          (28,040,214)         (18,443,752)         (28,626,253)
                                                -------------         -------------       --------------        -------------
  Deficit - end of period                       $(17,487,666)         $(23,437,249)        $(17,489,666)        $(23,437,249)
                                                =============         =============        =============        =============

Average number of shares outstanding              14,417,770            14,337,345           14,417,770           14,324,184
                                                  ==========            ==========           ==========           ==========
  (basic & diluted)

Net income per share
  (basic & diluted)                                 $.04                  $.32                 $.07                $.36
                                                    ====                  ====                 ====                ====



                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                                Three months ended                     Six months ended
                                                                ------------------                     ----------------
                                                                     June 30,                               June 30,
                                                                     --------                               --------
                                                                 2002              2001               2002               2001
                                                                 ----              ----               ----               ----
Cash flows from operating activities:
    Net income                                                  $549,177        $4,602,965           $956,086        $5,189,004
      Adjustments to reconcile net income to net
      cash provided from operating activities
      Depletion depreciation, and amortization                   598,000           382,100          1,230,000           452,202
      Income taxes                                               233,000           847,000            715,000           904,700
      Future site restoration costs                               77,000            (1,000)           158,000            (8,917)
                                                               ---------         ----------         ---------         ----------
    Funds provided from operations                             1,457,177         5,831,065          3,059,086         6,536,989
    Change in current assets and liabilities:
      Accounts and interest receivable                          (331,052)         (252,061)          331,770          (730,472)
      Other assets                                                73,730           (13,257)            42,076              704
      Accounts payable                                          (294,328)          (31,147)          (315,758)          221,566
      Accrued liabilities                                        (16,502)          (27,112)            51,236            86,298
                                                                 --------          --------            ------            ------
  Net cash provided from operations                              889,025         5,507,488          3,168,410         6,115,085
                                                                 -------         ---------          ---------         ---------

Cash flows from investing activities:
  Additions to oil and gas properties                              8,506          (307,671)           (76,627)         (342,920)
  Proceeds from sale of properties                                     -                                                801,227
                                                                                         -                  -
  Site restoration expenditures                                        -                 -                127                 -
                                                          --------------    --------------      -------------    --------------
Net cash provided from (used in) investing
activities                                                         8,506          (307,671)           (76,500)          458,307
                                                          --------------    ---------------     --------------   --------------

Cash flows from financing activities:
  Exercise of stock options                                            -           409,395                  -           626,395
                                                          --------------    --------------      --------------   --------------
Net cash from financing activities                                     -           409,395                  -           626,395
                                                          --------------    --------------      --------------   --------------

Increase in cash and cash equivalents                            897,531         5,609,212          3,091,910         7,199,787
Cash and cash equivalents at the
  beginning of period                                         15,299,045         2,750,606         13,104,666         1,160,031
                                                          --------------    --------------      -------------    --------------
Cash and cash equivalents at the
  end of period                                              $16,196,576        $8,359,818        $16,196,576        $8,359,818
                                                          ==============    ==============      =============    ==============

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                          PART 1 FINANCIAL INFORMATION
                                  June 30, 2002
                         (Expressed in Canadian Dollars)
                                   (unaudited)

Item 1.  Financial Statements - Notes

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements including the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited have been prepared in accordance with Canadian generally accepted accounting principles. The effect of differences between these principles and accounting principles generally accepted in the United States (U.S. GAAP) is discussed in Note 7. These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 3.       Limited Voting Shares and Stock Options

         During January 2002, options to purchase 100,000 Limited Voting Shares at $7.53 per share were granted for a period of five years. During April 2002, a director of the Company was granted a five year option to purchase 50,000 shares at $6.81 per share. The options were immediately vested and exercisable. During June 2002, options to purchase 75,000 shares expired.

Summary of Options Outstanding at June 30, 2002

                                                                                                      Option Prices
Years granted                           Expiration Dates            Total         Exercisable              ($)
-------------                           ----------------        ------------      -----------          -------
1999                                        Jan. 2004                   322,700      322,700                7.00
2001                                        Nov. 2006                    45,000       15,000                6.81
2002                                        Jan. 2007                   100,000      100,000                7.53
2002                                       April 2007                    50,000       50,000                6.81
                                                                        -------      -------
Total - June 30, 2002                                                   517,700      487,700
                                                                        =======      =======

Options Reserved for Future Grants                                      380,134
----------------------------------                                      =======

         Effective January 1, 2001, the Company prospectively adopted the new recommendation of Canadian Institute of Chartered Accountants with respect to stock based compensation. These recommendations are essentially consistent with the requirements of FASB Statement No. 123, and require the pro forma disclosure of the effect on net earnings and earnings per share had stock options granted to directors and employees been expensed based on their fair value on the date of grant. The Company already complies with these pro forma disclosure requirements pursuant to FASB Statement No. 123 in its annual financial statements.

Note 4.       Earnings per share

         In 2001, Canada Southern, in accordance with the standards issued by the Canadian Institute of Chartered Accountants, retroactively adopted the treasury method of earnings per share (EPS). The new methodology establishes dilution assuming proceeds from the exercise of dilutive options are used to purchase shares at the average market price. The previous methodology assumed proceeds were used to repay debt. There is no change in prior period's EPS, as the effect of the exercise of stock options would have been anti-dilutive.
Item 1.  Financial Statements - Notes (Cont'd)

Note 5.       Income Taxes

     At June 30, 2002, the Company had unused Canadian tax pools deductible in future periods of approximately $6.65 million and a future tax liability of $215,000 representing the tax effect of the excess of the carrying value of the related properties and equipment over the tax pools. The components of income tax for the three and six month periods ended June 30, 2002 and 2001 are as follows:


                                              Three months ended                        Six months ended
                                      -----------------------------------      -------------------------
                                                    June 30,                               June 30,
                                                    --------                               --------
                                            2002                2001                2002                2001
                                            ----                ----                ----                ----
Current income tax                        $  (4,526)           $      -           $ 7,474           $       -
Future income tax                           233,000             847,000           715,000             904,700
                                            -------           ---------           -------           ---------
 Total                                    $ 228,474           $ 847,000          $ 722,474          $ 904,700
                                           ========           =========           ========          =========

         Income tax expense for the three and six months ended June 30, 2001 were reduced by the utilization of net operating losses of prior years for which the benefits had not previously been recognized.

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

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of June 30, 2002, Canada Southern had expended in excess of $15.1 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.


Note 7.       U. S. GAAP - Other Comprehensive Income
              ---------------------------------------

         Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol SER). At June 30, 2002, the Company owned approximately 4% of Sefton Resources, Inc. with a fair market value of $73,000 and a carrying value of $1.00. The shares of Sefton Resources, Inc. were restricted and could not be sold before December 2001. The shares are also subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

         Under U.S. GAAP, the Sefton Resources shares would be classified as available-for-sale securities and recorded at fair value at June 30, 2002. This would result in other comprehensive income (loss) for the three and six month periods ended June 30, 2002. In addition, the balance sheet would reflect Marketable Securities in the amount of $73,000 (December 31, 2001 - $427,000) with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the same amount.

                                                  Three months ended                     Six months ended
                                          ---------------------------------       -----------------------
                                                       June 30,                               June 30,
                                                       --------                               --------
                                               2002                2001                2002               2001
                                               ----                ----                ----               ----
Other comprehensive
income (loss)                                $ (190,000)           $739,000            $ (354,000)         $ 739,000
                                             ===========           ===========         ===========         =========

  Note 8.       U.S. Accounting Developments

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

Note 10.      Accounts Receivable

         Accounts receivable is comprised of normal trade accounts from various industry partners in the Company's oil and gas properties as follows:

                                  June 30, 2002              December 31,2001
                                  -------------              ----------------
         Kotaneelee partners          $1,815,809                    $2,174,333
         Anadarko Canada                 451,862                       362,613
         Others                          409,191                       471,686
                                    ------------                  ------------
         Total                        $2,676,862                    $3,008,632
                                      ==========                    ==========



                         Supplementary Oil and Gas Data
                         ------------------------------
                                                        Six month periods ended June 30,
                                                        --------------------------------
Total Sales Volumes (before royalties)                2002            2001          Change        % Change
--------------------------------------                ----            ----          ------        --------
Carried interests (mcf)                                1,706,475        935,973       770,502            82
Carried interests (bbls)                                     115            233          (118)          (51)

Gas (mcf)                                                309,298        196,209       113,089            58
Oil and liquids (bbls)                                     4,663          2,262          2,401          106

boe's (6 mcf = 1boe)                                     340,740        191,192        149,548            78*
boe's per day                                              1,883          1,056            827            78*

mcfe's (1 bbl = 6 mcfe)                                2,044,443      1,147,152        897,291            78*
mcfe's per day                                            11,295          6,338          4,957            78*

     As a result of applying the Company's revenue recognition policy, only three months production volumes were recorded during the 2001 period in comparison to the six months of production volumes recorded during the 2002 period.

The corporate sales mix between oil and gas is as follows:

Sales Mix Percent
Gas (mcf)                                                     99             99              -            -
Oil and liquids (mcfe)                                         1              1              -            -

                  The corporate netback analysis for carried interest sales is as follows:

Netback Analysis
----------------
Carried interests (per mcfe)
  Sales                                                    3.41           8.92         (5.51)           (62)
  Royalties                                                (.38)         (1.23)         .85             (69)
                                                           -----         ------      ------
  Net Sales                                                3.03           7.69         (4.66)           (61)
  Lease operating expenses                                 (.21)         (.15)          (.06)            40
  Transportation                                           (.45)         (.31)          (.14)            45
  Processing                                                  -          (.69)            .69          (100)
  Carried interest capital                                  (.07)        (.02)          (.05)           250
                                                            -----       ------          -----
Field netback                                              2.30           6.52         (4.22)           (65)
                                                           ====           ====         ======

                  The corporate netback analysis for working interest sales is as follows:

Working interests (per mcfe)
  Sales                                                    3.23          11.84          (8.61)          (73)
  Royalties                                                (.76)         (2.95)          2.19            (74)
                                                           -----         ------          ----
  Net Sales                                                2.47           8.89          (6.42)          (72)
  Lease operating expenses                                 (.91)          (.78)          (.13)           17
                                                           -----          -----          -----
Field netback                                              1.56            8.11         (6.55)          (81)
                                                           ====            ====         =====

                                         Definition of Terms
boe = barrels of oil equivalent                         mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet                               bbl = barrel of oil

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

Liquidity and Capital Resources

         At June 30, 2002, Canada Southern had approximately $16.2 million of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

         Net cash flow provided from operations during 2002 was $3,168,000 compared to the net cash flow provided from operations of $6,115,000 during 2001.

  Decrease in income from operations                $ (3,478,000)
  Net changes in accounts receivable and other         1,103,000
  Net changes in current liabilities                    (572,000)
                                                     ------------
  Decrease in net cash provided by operations       $ (2,947,000)
                                                    =============


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

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of June 30, 2002, Canada Southern had expended in excess of $15.1 million on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

         Canada Southern has established a provision for its potential share of future site restoration costs. The estimated amount of these costs, which totals approximately $1,373,000 is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At June 30, 2002, Canada Southern had accrued $421,000 of these costs with $952,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. The Company expects that these costs would be paid by the working interest partners and charged to the carried interest account.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations


Three months ended June 30, 2002 vs. June 30, 2001

         A comparison of the results from 2002 and 2001 is as follows:


                                                          2002                     2001                  Net Change
                                                    --------------             --------------           --------------
     Revenues                                       $    2,521,000            $    6,481,000           $   (3,960,000)
     Costs and expenses                                 (1,743,000)               (1,031,000)                (712,000)
     Income tax provision                                 (229,000)                 (847,000)                 618,000
                                                        ----------               -----------             ------------
     Net income                                     $      549,000            $    4,603,000            $  (4,054,000)
                                                       ===========               ===========             =============

     Net income per share
       (basic and diluted)                              $.04                      $.32                    $(.28)
                                                        ====                      ====                    ======

     Net cash flow from operations per
     share (basic and diluted)                          $.06                      $.38                    $(.32)
                                                        ====                      ====                    ======

         Proceeds from carried interests decreased 65% to $2,014,000 during 2002 from $5,761,000 in 2001. Canada Southern's carried interest account in the Kotaneelee gas field reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues. The following is a comparison of the proceeds from carried interests for the years indicated:

                                Three months ended June 30,
                                ---------------------------
                                2002                  2001
                            ------------         ------------
 Kotaneelee gas field         $2,011,000           $5,759,000
 Other properties                  3,000                2,000
                              ----------           ----------
 Total                        $2,014,000           $5,761,000
                              ==========           ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))

         Production from the Kotaneelee field during 2002 compared to 2001 was as follows:

                                       2002                  2001
                                       ----                  ----
               Month                  Mmcf/d                Mmcf/d
               April                   39.4                  47.7
                May                    38.1                  46.8
                June                   36.7                  41.8

         During the 2001 period, proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.

         The volumes in thousand cubic feet (mcf) and the average price of gas per mcf sold during the periods indicated were as follows:

                                                       Three months ended June 30,
                                                       ---------------------------
                                            2002                                            2001
                                            ----                                            ----
                                      Average price                                   Average price
                        mcf/bbls       per mcf/bbl           Total       mcf/bbls      per mcf/bbl          Total
                        --------       -----------    ------------------ --------      -----------     ----------
Gas sales (mcf)          827,065         $ 3.62            $2,998,000     902,571         $ 8.66          $7,820,000
Liquids (bbls)             72            $27.78                 2,000       39            $51.28               2,000
Royalty                                                      (329,000)                                      (987,000)
Operating costs                                              (170,000)                                      (113,000)
Processing fees                                                     -                                       (648,000)
Transportation                                               (418,000)                                      (293,000)
Capital costs                                                 (69,000)                                       (20,000)
                                                          -----------                                    -----------
Total                                                     $ 2,014,000                                    $ 5,761,000
                                                          ===========                                    ===========

         Gas sales decreased 39% to $362,000 in 2002 from $593,000 in the 2001 period. There was a 130% increase in the number of units sold and a 70% decrease in the average price for gas. The volumes in thousand cubic feet ("mcf") and the average price of gas per mcf sold during the periods indicated were as follows:



                                                        Three months ended June 30,
                                                        ---------------------------
                                              2002                                         2001
                                              ----                                         ----
                                       Average price                                Average price
                             mcf          per mcf            Total         mcf         per mcf           Total
                             ---          -------            -----         ---         -------           -----
Gas sales                  145,829         $3.30          $ 481,000       63,529        $10.89          $ 692,000
Royalties deducted                                         (119,000)                                      (99,000)
                                                           ---------                                     ---------
Total                                                     $ 362,000                                       $593,000
                                                            -------                                       --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))

         Oil and liquid sales decreased by 18% in 2002 to $56,000 compared to $68,000 in 2001. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                           Three months ended June 30,
                                                           ---------------------------
                                             2002                                            2001
                                             ----                                            ----
                                       Average price                                 Average price
                             bbls         per bbl          Total          bbls          per bbl             Total
                             ----         -------          -----          ----          -------             -----
Crude oil sales             2,707         $28.44            $ 77,000      1,527         $39.95            $ 61,000
Royalties deducted                                           (21,000)                                      (10,000)
                                                           ----------                                      --------
Total                                                       $ 56,000                                      $ 51,000
                                                            ========                                      ========

         Interest and other income increased 55% in 2002 from $58,000 in 2001 to $90,000 in the 2002 period because more funds were available for investment.

         General and administrative costs increased 14% in 2002 to $472,000 from $415,000 in 2001 primarily because of increases in directors' fees and expenses, insurance and shareholder mailing costs.

         Legal expenses increased 81% during 2002 to $302,000 from $167,000 during 2001. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded, and as a result the legal expenses were reduced in 2001. The appeal of the trial court's decision is expected to increase legal expenses in 2002.

         Lease operating costs increased 182% from $61,000 in 2001 to $172,000 in the 2002 period because of the increase in production volumes.

         Depletion, depreciation and amortization expense increased 62% in 2002 to $598,000 from $370,000 in 2001. The increase is associated with the Kotaneelee gas field production.

         Site restoration costs increased by 542% to $77,000 in 2002 compared with $12,000 in the 2001 period because of the increase in production volumes.

         A foreign exchange loss of $123,000 was recorded in 2002, compared to a loss of $6,000 in 2001 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.66 at June 30, 2002 compared to U.S. $.63 at March 31, 2002.

         An income tax provision of $228,000 was recorded in 2002 compared to an income tax provision of $847,000 in 2001. During the 2002 period, the Company exhausted its tax loss carry forwards not previously recorded which resulted in an effective tax rate of 29%. During the 2001 period, the effective tax rate of 16% was caused by utilizing tax loss carry forwards not previously recorded which resulted in a tax provision of $847,000.

Six months ended June 30, 2002 vs. June 30, 2001

        A comparison of revenues, costs and expenses, net loss and earnings per share for 2002 and 2001 is as follows:

                                                        2002                      2001                  Net Change
                                                   ---------------           --------------          -------------
Revenues                                              $  4,914,000            $   7,934,000            $  (3,020,000)
Costs and expenses                                      (3,236,000)              (1,840,000)              (1,396,000)
Income tax provision                                      (722,000)                (905,000)                 183,000
                                                       -----------              -----------              -----------
Net income                                           $     956,000            $   5,189,000            $  (4,233,000)
                                                         =========              ===========              ============

Net  income per share (basic and
diluted)                                                  $.07                     $.36                   $(.29)
                                                          ====                     ====                   ======

Net cash flow from operations per
share (basic and diluted)                                 $.22                     $.43                   $(.21)
                                                          ====                     ====                    ====

         Proceeds from carried interests decreased 36% to $3,922,000 during 2002 from $6,106,000 in 2001. Canada Southern's carried interest account in the Kotaneelee gas field reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues. As a result of applying the Company's revenue recognition policy, only three months revenue was recorded during the 2001 period in comparison to the six months of revenue recorded during the 2002 period. The following is a comparison of the proceeds from carried interests for the years indicated:

                                                             Six months ended June 30,
                                                          2002                    2001
                                                      -------------             --------
             Kotaneelee gas field                        $3,918,000            $ 5,759,000
             Other properties                                 4,000                347,000
                                                       ------------            -----------
             Total                                       $3,922,000            $ 6,106,000
                                                         ==========            ===========



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

         Production from the Kotaneelee field during 2002 compared to 2001 was as follows:

                                2002                  2001
                                ----                  ----
        Month                  Mmcf/d               Mmcf/d
       January                  41.9                  52.9
       February                 40.5                  54.6
        March                   39.0                  50.5
        April                   39.4                  47.7
         May                    38.1                  46.8
         June                   36.7                  41.8

         During the period 2001 proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.

         The volumes in thousand cubic feet (mcf) and the average price of gas per mcf sold during the periods indicated were as follows:

                                                        Six months ended June 30,
                                                        -------------------------
                                            2002                                            2001
                                            ----                                            ----
                                      Average price                                   Average price
                        mcf/bbls       per mcf/bbl           Total       mcf/bbls      per mcf/bbl          Total
                        --------       -----------    ------------------ --------      -----------     ----------
Gas sales (mcf)         1,706,475        $ 3.41            $5,811,000     935,973         $ 8.92          $8,347,000
Liquids (bbls)             115           $34.78                 4,000       233           $47.21              11,000
Royalty                                                      (650,000)                                    (1,154,000)
Operating costs                                              (357,000)                                      (136,000)
Processing fees                                                     -                                       (649,000)
Transportation                                               (763,000)                                      (293,000)
Capital costs                                                (123,000)                                       (20,000)
                                                          -----------                                    -----------
Total                                                     $ 3,922,000                                    $ 6,106,000
                                                          ===========                                    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))

         Gas sales decreased 55% to $741,000 in 2002 from $1,665,000 in the 2001 period. There was a 58% increase in the number of units sold and a 73% decrease in the average price for gas. The volumes in thousand cubic feet ("mcf") and the average price of gas per mcf sold during the periods indicated were as follows:


                                                           Six months ended June 30,
                                                           -------------------------
                                               2002                                           2001
                                               ----                                           ----
                                        Average price                                  Average price
                             mcf           per mcf            Total          mcf          per mcf           Total
                             ---           -------            -----          ---          -------           -----
Gas sales                  309,298          $3.11             $ 963,000    196,209         $11.39       $ 2,234,000
Royalties deducted                                             (222,000)                                   (569,000)
                                                               ---------                                  ---------
Total                                                         $ 741,000                                  $1,665,000
                                                              =========                                  ==========

          Oil and liquid sales increased by 12% in 2002 to $93,000 compared to $83,000 in 2001. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                            Six months ended June 30,
                                                            -------------------------
                                             2002                                            2001
                                             ----                                            ----
                                       Average price                                 Average price
                             bbls         per bbl          Total          Bbls          per bbl             Total
                             ----         -------          -----          ----          -------             -----
Crude oil sales             4,663         $27.24           $ 127,000      2,262         $41.56            $ 94,000
Royalties deducted                                           (34,000)                                      (11,000)
                                                           ----------                                      --------
Total                                                       $ 93,000                                      $ 83,000
                                                            ========                                      ========


         Interest and other income increased 99% in 2002 from $80,000 in 2001 to $159,000 in the 2002 period because more funds were available for investment as a result of the payments received from the Kotaneelee gas field.

         General and administrative costs increased 3% in 2002 to $805,000 from $780,000 in 2001.

         Legal expenses increased 30% during 2002 to $617,000 from $475,000 during 2001. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded, and as a result the legal expenses were reduced in 2001. The appeal of the trial court's decision is expected to increase legal expenses in 2002.

         Lease operating costs increased 100% from $153,000 in 2001 to $306,000 in the 2002 period because of the increase in production volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd))

         Depletion, depreciation and amortization expense increased 181% in 2002 to $1,230,000 from $438,000 in 2001. The increase is associated with the Kotaneelee gas field production.

         Site restoration costs increased by 1029% to $158,000 in 2002 compared with $14,000 in the 2001 period because of the increase in production volumes.

         A foreign exchange loss of $120,000 was recorded in 2002, compared to a gain of $20,000 in 2001 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.66 at June 30, 2002 compared to U.S. $.63 at December 31, 2001.

         An income tax provision of $722,000 was recorded in 2002 compared to an income tax provision of $905,000 in 2001. During the 2002 period, the Company exhausted its tax loss carry forwards not previously recorded which resulted in an effective tax rate of 43%. During the 2001 period, the effective tax rate of 15% was caused by utilizing tax loss carry forwards not previously recorded which resulted in a tax provision of $905,000.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalents. Since the Company expects to hold the investments to maturity, the maturity value should be realized. At June 30, 2002, the carrying value of its investments in United States dollar accounts was approximately $2.5 million, which was approximately equal to fair value and face value of the investments.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                                  June 30, 2002

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) On June 11, 2002, the Company held its Annual General Meeting of Shareholders.

                  (b) Myron Kanik was re-elected a director of the Company for a five year term expiring at the 2007 Annual General Meeting. The vote was as follows:

                           For                         265,836
                           Withheld                     20,892

                  (c) The firm of Ernst & Young LLP was appointed as the Company's independent auditors for the year ending December 31, 2002. The vote was as follows:

                           For                         273,313
                           Against                       2,593
                           Abstain                      10,822


Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

          (a)      Exhibits

                  99 (1)            Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section 906 of the Sarbanes-Oxley act of 2002 by Randy Denecky

          (b)     Reports on Form 8-K

                           On April 30, 2002, the Company reported that Mr.
                  Myron Kanik, former Deputy Minister of the Alberta Department of Energy, had been elected a director of the Company to fill a vacancy created by the resignation of Ben A. Anderson in January 2002. The Company also announced that its Annual General Meeting of Shareholders would be held on Tuesday, June 11, 2002.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                                  JUNE 30, 2002



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



                                      CANADA SOUTHERN PETROLEUM LTD.
                                      ------------------------------
                                              Registrant




Date:  August 12, 2002                   By  /s/ Randy Denecky
                                         ----------------------------
                                         Randy Denecky
                                         President, Treasurer and Chief
                                         Financial and Accounting Officer