Form 10-Q
period 2002-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 2002-11-13
CIK 16804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2002
                               -------------------------------------------------

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

         Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of November 12, 2002.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2002

                                Table of Contents


                         PART I - FINANCIAL INFORMATION


Item 1   Financial Statements                                              Page
                                                                           ----

         Consolidated balance sheets at September 30, 2002
         and December 31, 2001                                               3

         Consolidated  statements  of  operations  and deficit
         for the three and nine months ended September 30, 2002 and 2001     4

         Consolidated  statements  of cash flows for the three
         and nine months  ended September 30, 2002 and 2001                  5

         Notes to consolidated financial statements                          6

         Supplementary Oil and Gas Data                                     14

Item 2   Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                                15

Item 3   Quantitative and Qualitative Disclosure About Market Risk          25

Item 4   Controls and Procedures                                            25

                           PART II - OTHER INFORMATION

Item 5   Other Information                                                  26

Item 6   Exhibits and Reports on Form 8-K                                   26

         Signatures                                                         27

         Rule 13a-14 Certifications                                         28

         Sarbanes-Oxley Act Certification                                   29

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                         (Expressed in Canadian dollars)

                                                                             September 30,          December 31,
                                                                             -------------          ------------
                                                                                 2002                   2001
                                                                                 ----                   ----
           Assets                                                              (unaudited)              (Note)
 Current assets
   Cash and cash equivalents                                                   $ 18,813,137           $ 13,104,666
   Accounts receivable (Note 3)                                                   1,435,501              3,008,632
   Other assets                                                                     463,787                322,747
                                                                                -----------           ------------
 Total current assets                                                            20,712,425             16,436,045

 Oil and gas properties and equipment
   (full cost method)                                                             6,589,854              8,151,670

 Future tax asset                                                                         -                500,000
                                                                               ------------           ------------
 Total assets                                                                  $ 27,302,279           $ 25,087,715
                                                                               ============           ============

           Liabilities and Shareholders' Equity

 Current liabilities
   Accounts payable                                                            $    394,960           $    696,576
   Accrued liabilities                                                            1,097,999                881,948
                                                                                -----------            -----------
 Total current liabilities                                                        1,492,959              1,578,524

 Future income tax payable                                                          604,000                      -
 Future site restoration costs                                                      495,467                263,340
                                                                                -----------            -----------
 Total liabilities                                                                2,592,426              1,841,864
                                                                                -----------            -----------

 Contingencies and Commitments (Note 7)                                                   -                      -

 Shareholders' Equity (Note 4)
   Limited Voting Shares, par value
     $1 per share
   Authorized -100,000,000 shares
   Outstanding -14,417,770 shares                                                14,417,770             14,417,770
   Contributed surplus                                                           27,271,833             27,271,833
                                                                                -----------            -----------
 Total capital                                                                   41,689,603             41,689,603
 Deficit                                                                        (16,979,750)           (18,443,752)
                                                                                -----------           -----------
 Total shareholders' equity                                                      24,709,853             23,245,851
                                                                                -----------           ------------
 Total liabilities and shareholders' equity                                    $ 27,302,279           $ 25,087,715
                                                                               ============           ============

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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                         (Expressed in Canadian dollars)
                                   (unaudited)


                                                      Three months ended                       Nine months ended
                                                        September 30,                            September 30,
                                                        -------------                            -------------
                                                  2002                 2001                2002                 2001
                                                  ----                 ----                ----                 ----

Revenues:
  Proceeds from carried interests               $ 1,741,624         $ 3,951,318          $ 5,663,239        $ 10,056,931
  Natural gas sales                                 290,606             234,094            1,031,146           1,899,450
  Oil and liquid sales                               39,398              27,133              131,933             109,883
  Interest and other income                         134,627              89,853              294,121             169,745
                                                -----------          ----------          -----------         -----------
  Total revenues                                  2,206,255           4,302,398            7,120,439          12,236,009
                                                -----------          ----------          -----------         -----------

Costs and expenses:
  General and administrative                        353,900             258,204            1,159,310           1,037,777
  Legal                                             107,512             145,469              724,936             620,228
  Lease operating costs                             309,311              91,256              614,913             244,198
  Depletion, depreciation
     and amortization                               596,000             492,100            1,826,000             930,302
  Site restoration costs                             74,000              35,000              232,000              49,000
  Foreign exchange gain                            (140,259)            (30,362)             (21,071)            (49,931)
                                                -----------          -----------         ------------         -----------
Total costs and expenses                          1,300,464             991,667            4,536,088           2,831,574
                                                -----------          -----------         ------------         -----------
  Income before income taxes                        905,791           3,310,731            2,584,351           9,404,435
  Income tax provision (Note 6)                    (397,875)           (271,000)          (1,120,349)         (1,175,700)
                                                -----------         -----------          -----------         -----------
Net Income                                          507,916           3,039,731            1,464,002           8,228,735
  Deficit - beginning of period                 (17,487,666)        (23,437,249)         (18,443,752)        (28,626,253)
                                                ------------        ------------         ------------      - ------------
  Deficit - end of period                      $(16,979,750)       $(20,397,518)        $(16,979,750)       $(20,397,518)
                                               =============       =============        =============       =============

Average number of shares outstanding
  Basic                                          14,417,770          14,401,120           14,417,770          14,349,530
                                                 ==========          ==========           ==========          ==========
  Diluted                                        14,417,770          14,536,297           14,417,770          14,469,543
                                                 ==========          ==========           ==========          ==========

Net income per share
  (basic and diluted)                             $.04                 $.21                $.10                $.57
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

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Expressed in Canadian dollars)
                                   (unaudited)

                                                            Three months ended                  Nine months ended
                                                               September 30,                      September 30,
                                                               -------------                      -------------
                                                           2002             2001              2002             2001
                                                           ----             ----              ----             ----
Cash flows from operating activities:
   Net income                                              $ 507,916       $ 3,039,731      $ 1,464,002       $ 8,228,735
   Adjustments to reconcile net income to net cash
     provided from operating activities
     Depletion depreciation, and amortization                596,000           492,100        1,826,000           930,302
     Future income tax provision                             389,000           271,000        1,104,000         1,175,700
     Site restoration costs                                   74,000            35,000          232,000            49,000
                                                          ----------        ----------       ----------       -----------
   Funds provided from operations                          1,566,916         3,837,831        4,626,002        10,383,737
   Change in current assets and liabilities:
     Accounts receivable                                   1,241,361           (62,689)       1,573,131          (793,161)
     Other assets                                           (183,116)          (63,732)        (141,040)          (63,028)
     Accounts payable                                         14,142           117,628         (301,616)          339,194
     Accrued liabilities                                     164,815          (196,532)         216,051          (110,234)
                                                          ----------        ----------       ----------       -----------
Net cash provided from operations                          2,804,118         3,632,506        5,972,528         9,756,508
                                                          ----------        ----------       ----------       -----------

Cash flows from investing activities:
   Additions to oil and gas properties                      (187,557)          (41,928)        (264,184)         (384,848)
   Proceeds from sale of properties                                -                 -                -           801,227
   Site restoration expenditures                                    -           (3,783)             127           (12,700)
                                                          -----------       ------------     ----------        ----------
Net cash provided from (used in) investing
  activities                                                (187,557)          (45,711)        (264,057)          403,679
                                                          -----------       -----------      -----------       ----------
Cash flows from financing activities:
   Exercise of stock options                                        -          268,800                -           895,195
                                                          -----------        ---------       ----------         ---------
Net cash from financing activities                                  -          268,800                -           895,195
                                                          -----------        ---------       ----------         ---------

Increase in cash and cash equivalents                      2,616,561         3,855,595        5,708,471        11,055,382
Cash and cash equivalents at the
  beginning of period                                     16,196,576         8,359,818       13,104,666         1,160,031
                                                          ----------        ----------       ----------        ----------
Cash and cash equivalents at the
  end of period                                         $ 18,813,137      $ 12,215,413     $ 18,813,137      $ 12,215,413
                                                         ===========       ===========      ===========       ===========

                             See accompanying notes.

                         CANADA SOUTHERN PETROLEUM LTD.
                                    FORM 10-Q
                          PART 1 FINANCIAL INFORMATION
                               September 30, 2002
                         (Expressed in Canadian Dollars)
                                   (unaudited)

Item 1.       Financial Statements - Notes

Note 1.       Basis of Presentation
-------       ---------------------

         The accompanying unaudited consolidated financial statements including the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, have been prepared in accordance with Canadian generally accepted accounting principles ("Canadian GAAP"). The effect of differences between these principles and accounting principles generally accepted in the United States (U.S. GAAP) is discussed in
Note 8. These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.       Summary of Significant Accounting Policies
-------       ------------------------------------------

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

Item 1.           Financial Statements - Notes (Cont'd)

Note 2.           Summary of Significant Accounting Policies (Cont'd)
                  ---------------------------------------------------

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

         Substantially all of Canada Southern's exploration and development activities related to oil and gas are conducted jointly with others and the consolidated financial statements reflect only Canada Southern's proportionate interest in such activities.

Revenue Recognition

         Canada Southern recognizes revenue on its working and royalty interest properties from the production of oil and natural gas in the period the oil and natural gas units are sold.

         Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable, measurable and collection is reasonably assured. Under the carried interest agreements Canada Southern receives oil and natural gas revenues net of operating and capital costs incurred by the working interest participants. The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator. As a result, net revenues may lag the production month by one or more months.

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the trial court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's natural gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The trial court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that natural gas produced at the field is not subject to processing fees. Although the trial court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 (including interest due) before reduction of any applicable taxes. Canada Southern has not recorded the

Item 1.           Financial Statements - Notes (Cont'd)

Note 2.           Summary of Significant Accounting Policies (Cont'd)
                  ---------------------------------------------------

above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

Site Restoration

         Canada Southern has established a policy to accrue for its potential share of future site restoration costs for all working interest properties held. The estimated amount of these costs, which totals approximately $1,374,000 is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At September 30, 2002, Canada Southern had accrued $495,000 of these costs with $878,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. The Company expects that these costs would be paid by the working interest partners and charged to the carried interest account. Refer to Note 9 for Accounting Developments.

Note 3.       Accounts Receivable
-------       -------------------

         Accounts receivable is comprised of normal trade accounts from various industry partners in the Company's oil and gas properties as follows:

                               September 30, 2002            December 31, 2001
                               ------------------            -----------------
         Kotaneelee partners         $ 1,006,973                   $ 2,174,333
         Anadarko Canada                  99,650                       362,613
         Others                          328,878                       471,686
                                     -----------                   -----------
         Total                       $ 1,435,501                   $ 3,008,632
                                     ===========                   ===========

Note 4.       Limited Voting Shares and Stock Options
-------       ---------------------------------------

         During January and April 2002 stock options to purchase 100,000 and 50,000 Limited Voting Shares at $7.53 and $6.81 per share respectively were granted to directors for a period of five years. These options were immediately vested and exercisable. During June 2002, stock options to purchase 75,000 shares expired.

Item 1.           Financial Statements - Notes (Cont'd)

Note 4.           Limited Voting Shares and Stock Options (Cont'd)
                  ------------------------------------------------

Summary of Options Outstanding at September 30, 2002
                                                                                                      Option Prices
Years granted                           Expiration Dates            Total         Exercisable              ($)
-------------                           ----------------           ------------    -----------          -------
1999                                        Jan. 2004                   322,700       322,700              7.00
2001                                        Nov. 2006                    45,000        15,000              6.81
2002                                        Jan. 2007                   100,000       100,000              7.53
2002                                       April 2007                    50,000        50,000              6.81
                                                                       --------      --------
Total - September 30, 2002                                              517,700       487,700
                                                                       ========      ========
Options Reserved for Future Grants                                      380,134
                                                                       ========

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

         Pro forma information regarding net income and earnings per share has been determined as if Canada Southern had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The valuation assumed no expected dividend. The assumptions used in the valuation model for the 2002 interim periods were: risk free interest rate - 4.65%, expected life - 5 years and expected volatility - 0.688.

         Because Canada Southern's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the period over which they vest. Canada Southern's pro forma information is as follows:

Item 1.           Financial Statements - Notes (Cont'd)

Note 4.           Limited Voting Shares and Stock Options (Cont'd)
                  ------------------------------------------------

Three months ended, September 30, 2002
                                                    Amount           Per Share
Net income as reported - September 30,2002         $507,916             $.035
Stock option expenses                              (17,050)              .001
                                                   --------            -------
Pro forma net income - September 30,2002           $490,866             $.034
                                                   ========             =====
Nine months ended, September 30, 2002
                                                    Amount           Per Share
Net income as reported - September 30,2002      $1,464,002                $.10
Stock option expenses                             (824,352)               (.06)
                                                  --------               -----
Pro forma net income - September 30,2002         $ 639,650                $.04

                                                  ========               =====
Note 5.       Earnings per share
              ------------------

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

Note 6.       Income Taxes
-------       ------------

         At September 30, 2002, the Company had unused Canadian tax pools deductible in future periods of approximately $5,100,000 and a future tax liability of $604,000 representing the tax effect of the excess of the carrying value of the related properties and equipment over the tax pools. The components of income tax for the three and nine month periods ended September 30, 2002 and 2001 are as follows:

                                               Three months ended                      Nine months ended
                                                 September 30,                           September 30,
                                                 -------------                           -------------
                                            2002                2001                2002                 2001
                                            ----                ----                ----                 ----
Current income tax                        $     8,875     $             -       $      16,349     $
                                                                                                                 -
Future income tax                             389,000             271,000           1,104,000            1,175,700
                                           ----------          ----------        ------------         ------------
Total                                       $ 397,875           $ 271,000         $ 1,120,349          $ 1,175,700
                                            =========           =========         ===========          ===========


         Income tax expense for the three and nine months ended September 30, 2001 were reduced by the utilization of net operating losses of prior years for which the benefits had not previously been recognized.

Note 7.       Contingencies and Commitments
-------       -----------------------------

Litigation

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the trial court finalized its judgment.

         The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's natural gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The trial court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that natural gas produced at the field is not subject to processing fees. Although the trial court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 (including interest due) before reduction of any applicable taxes. Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

         The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned by the defendants.

          Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the trial court. In the Kotaneelee litigation, the trial court retained jurisdiction on the issue of taxable costs, but has expressed a desire to defer the consideration of costs until the Court of Appeal rules on appeals taken by the parties.

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The trial court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the trial court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of September 30, 2002, Canada Southern had expended in excess of $15,200,000 on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

Facilities and Operations

         Prior to January 2001, Canada Southern held a significant portion of its oil and gas properties in North East British Columbia in the form of carried interests. In approximately January 2001 the operators recovered all of their costs from the carried interest account through related net production revenue (payout occurred). Effective January 1, and April 1, 2001, Canada Southern converted certain of these properties into a working interest position.

         When development of these properties occurred, the operators charged certain facility and pipeline infrastructure construction costs to the carried interest account. As a result of payout and conversion, Canada Southern has paid for and therefore believes that it should be recognized as an owner of these facilities.

         The operator of the Buick Creek property in British Columbia is presently in the process of having Canada Southern recognized as an owner of the production facilities. When the process has been completed, Canada Southern will be responsible for the payment of approximately $675,000 for its share of facility improvements that were completed in December 2001. This amount has been included in oil and gas properties and accrued liabilities since December 31, 2001.
         Canada Southern may also be invoiced for additional operating and or capital costs at Buick Creek and certain other areas. Possible amounts are currently undeterminable and may be material.

Item 1.       Financial Statements - Notes (Cont'd)

Note 8.       U. S. GAAP - Other Comprehensive Income
-------       ---------------------------------------

         Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value. During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc.), which is listed on the London Stock Exchange (trading symbol "SER"). At September 30, 2002, the Company owned approximately 3% of Sefton Resources, Inc. with a fair market value of $114,000 and a carrying value of $1.00. The shares of Sefton Resources, Inc. were restricted and could not be sold before December 2001. The shares are also subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

         Under U.S. GAAP, the Sefton Resources Inc. shares would be classified as available-for-sale securities and recorded at fair value at September 30, 2002 and 2001. This would result in other comprehensive income (loss) for the three and nine month periods ended September 30, 2002 and 2001. In addition, the balance sheet would reflect Marketable Securities in the amount of $114,000 (December 31, 2001 - $427,000) with a corresponding credit to Shareholders' Equity - Accumulated other comprehensive income in the same amount.

                                                  Three months ended                     Nine months ended
                                                    September 30,                          September 30,
                                                    -------------                          -------------
                                               2002                2001                2002               2001
                                               ----                ----                ----               ----
Other comprehensive
income (loss)                                $ 40,723           $ (92,000)         $ (312,926)         $ 647,000
                                            ==========          ==========         ===========         =========

Note 9.       Accounting Developments
-------       -----------------------

         In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations." This statement, effective in U.S. GAAP, for fiscal years beginning on or after June 15, 2002, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of a liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Similar standards are expected to be introduced within Canadian GAAP effective for fiscal 2004. The effect of this pronouncement on the financial position of Canada Southern and the resulting Canadian and U.S. GAAP differences, if any, are yet to be determined.

         In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment of long-lived assets. Statement No. 144 is effective for the 2002 fiscal year and will not have a material impact on Canada Southern's financial position.

Note 10.      Comparative Amounts
--------      -------------------

         Certain amounts for the 2001 period Consolidated Statements of Operations and Deficit and Consolidated Statement of Cash Flows have been reclassified to conform to the classifications in the 2002 period.


                         Supplementary Oil and Gas Data
                         ------------------------------
                                                              Nine months ended September 30,
                                                              -------------------------------
Total Sales Volumes (before royalties)                2002            2001          Change          % Change
--------------------------------------                ----            ----          ------          --------
Carried interests (mcf)                              2,523,258        1,939,186        584,072             30%*
Carried interests (bbls)                                   477              321            156             49*

Natural gas (mcf)                                      445,852          292,890        152,962             52*
Oil and liquids (bbls)                                   6,213            3,289          2,924             89*

boe's (6 mcf = 1boe)                                   501,542          375,623        125,919             34*
boe's per day                                            1,837            1,376            461             34*

mcfe's (1 bbl = 6 mcfe)                              3,009,250        2,253,736        755,514             34*
mcfe's per day                                          11,023            8,255          2,768             34*

* As a result of applying the Company's revenue recognition policy, only six months' sales volume from Kotaneelee, and none from Siphon were recorded during the 2001 period in comparison to the nine months of sales volumes recorded during the 2002 period.

        The corporate sales mix between oil and gas is as follows:
        ----------------------------------------------------------
Sales Mix Percent
-----------------
Natural gas (mcf)                                           99%              99%             -              -
Oil and liquids (mcfe)                                       1                1              -              -

       The corporate netback analysis for carried interest sales is as follows:
       ------------------------------------------------------------------------
Netback Analysis
----------------
Carried interests (per mcfe)
  Sales                                                  $ 3.28           $ 7.27        $ (3.99)        (55)%
  Royalties                                                (.37)            (.91)           .54         (59)
                                                         -------          -------        ------
  Net Sales                                                2.91             6.36          (3.45)        (54)
  Lease operating expenses                                 (.17)            (.13)          (.04)         31
  Transportation                                           (.45)            (.34)          (.11)         32
  Processing                                                  -             (.70)           .70        (100)
  Carried interest capital                                 (.05)            (.01)          (.04)        400
                                                         ------           ------         ------
Field netback                                            $ 2.24           $ 5.18        $ (2.94)        (57)
                                                         ======           ======        ========

       The corporate netback analysis for working interest sales is as follows:
       ------------------------------------------------------------------------

Working interests (per mcfe)
----------------------------
  Sales                                                  $ 3.20           $ 8.55        $ (5.35)        (63)%
  Royalties                                                (.80)           (2.14)          1.34         (63)
                                                         ------           ------         ------
  Net Sales                                                2.40             6.41          (4.01)        (63)
  Lease operating expenses                                (1.27)            (.76)          (.51)        (67)
                                                         ------           ------        -------
Field netback                                            $ 1.13           $ 5.65        $ (4.52)        (80)
                                                         ======           ======        =======

                                            Definition of Terms
                                            -------------------
boe = barrels of oil equivalent                         mcfe = thousand cubic feet of natural gas equivalent
mcf = thousand cubic feet of natural gas                bbl = barrel of oil

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

Liquidity and Capital Resources

         At September 30, 2002, Canada Southern had approximately $18,800,000 of cash and cash equivalents. These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

         Net cash flow provided from operations during 2002 was $5,972,528 compared to the net cash flow provided from operations of $9,756,508 during 2001.

Decrease in funds provided from operations  $ (5,757,735)
Net changes in accounts receivable and other   2,288,280
Net changes in current liabilities              (314,525)
                                            -------------
Decrease in net cash provided by operations $ (3,783,980)
                                            =============

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

         On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the trial court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's natural gas at the earliest feasible date, they did not breach their contractual obligation to market the gas. The trial court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that natural gas produced at the field is not subject to processing fees. Although the trial court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000
(including interest due) before reduction of any applicable taxes. Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

         The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned by the defendants.

         Under Canadian law, certain costs (known as "taxable costs") of the litigation may be assessed against the non-prevailing party. Effective September 1, 1998, the Alberta Rules of Court were amended to provide for a material increase in the costs which may be awarded to the prevailing party in matters before the trial court. In the Kotaneelee litigation, the trial court retained jurisdiction on the issue of taxable costs, but has expressed a desire to defer the consideration of costs until the Court of Appeal rules on appeals taken by the parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties. The trial court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded. Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the trial court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material. As of September 30, 2002, Canada Southern had expended in excess of $15,200,000 on the litigation and believes the defendants have expended substantially more than that amount. A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern's assets or a debt or equity financing to fund such an award. There are no assurances that any such sale or financing would be consummated.

         Canada Southern has established a provision for its potential share of future site restoration costs. The estimated amount of these costs, which totals approximately $1,374,000 is being provided for on a unit of production basis in accordance with existing legislation and industry practice. At September 30, 2002, Canada Southern had accrued $495,000 of these costs with $878,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs. The Company expects that these costs would be paid by the working interest partners and charged to the carried interest account.

Results of Operations
Three months ended September 30, 2002 vs. September 30, 2001

         A comparison of the results from 2002 and 2001 is as follows:

                                                          2002                     2001                  Net Change
                                                      ------------              ------------            -------------
     Revenues                                          $ 2,206,255               $ 4,302,398             $ (2,096,143)
     Costs and expenses                                 (1,300,464)                 (991,667)                (308,797)
     Income tax provision                                 (397,875)                 (271,000)                (126,875)
                                                      -------------             -------------           --------------
     Net income                                        $   507,916               $ 3,039,731             $ (2,531,815)
                                                       ===========               ===========             =============

     Net income per share
       (basic and diluted)                              $.04                     $.21                    $(.17)
                                                        ====                     ====                    ======

     Net cash flow from operations per
     share (basic and diluted)                          $.19                      $.25                    $(.06)
                                                        ====                      ====                    ======

         Proceeds from carried interests decreased 56% to $1,742,000 during 2002 from $3,951,000 in 2001. Canada Southern's carried interest account in the Kotaneelee gas field reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

The following is a comparison of the proceeds from carried interests for the periods indicated:
                                                Three months ended
                                                  September 30,
                                                  -------------
                                                2002                  2001
                                            -----------          -----------
 Kotaneelee natural gas field               $ 1,473,008          $ 3,948,030
 Other properties                               268,616                3,288
                                            -----------          -----------
 Total                                      $ 1,741,624          $ 3,951,318
                                            ===========          ===========

         Natural gas sales from the Kotaneelee field are approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field. In addition, water production increased during 2001 and 2002 and the producing field may require the drilling of another water disposal well. To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter 2002. If water production were to continue to increase, future natural gas production from the field could be adversely impacted.

Three months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

         Natural gas production in millions of cubic feet per day ("Mmcf/d") from the Kotaneelee field during 2002 compared to 2001 was as follows:

                                       2002                  2001
                                       ----                  ----
               Month                  Mmcf/d                Mmcf/d
            -----------               ------                ------
                July                   37.3                  46.2
               August                  33.8                  43.6
             September                 24.8*                 42.5

         * As a result of scheduled repairs and maintenance to the third party Duke/Westcoast Fort Nelson natural gas plant, production volumes at Kotaneelee were restricted from August 27 to September 21, 2002. The Fort Nelson gas plant resumed normal operations on September 22, 2002.

         During the 2002 period, proceeds from carried interests included $266,747 of carried interest revenues relating to periods prior to April 1, 2001, the date on which the Siphon property was converted to a working interest from a carried interest.

         The volumes in thousand cubic feet ("mcf") and barrels ("bbls") (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold from carried interest properties during the periods indicated were as follows:

                                                         Three months ended September 30,
                                                         --------------------------------
                                            2002                                            2001
                                            ----                                            ----
                                       Average price                                   Average price
                        mcf/bbls       per mcf/bbl           Total       mcf/bbls      per mcf/bbl          Total
                        --------       -----------    ------------------ --------      -----------     ----------
Natural
gas sales (mcf)          816,783          $ 3.02         $2,469,897      1,003,213         $ 5.73       $ 5,746,369
Liquids (bbls)               362         $ 20.72              7,499             88        $ 39.82             3,504
Royalty                                                    (292,909)                                       (607,851)
Operating costs                                             (74,743)                                       (107,763)
Processing fees                                                   -                                        (703,862)
Transportation                                             (361,289)                                       (372,535)
Capital costs                                                (6,831)                                         (6,544)
                                                       ------------                                     -----------
Total                                                   $ 1,741,624                                     $ 3,951,318
                                                        ===========                                     ===========

         Natural gas sales increased 24% to $291,000 in 2002 from $234,000 in the 2001 period. There was a 41% increase in the number of units sold and an 8% decrease in the average price for natural gas. The increase in the number of units sold over the 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Three months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

comparative period is from sales at Wargen and Siphon. Wargen volumes increased as a result of new royalty production from a farm-out well drilled by a third party in the first quarter of 2002. In accordance with the Company's revenue recognition policy there were no revenues recorded in the 2001 period at Siphon.

         The volumes in thousand cubic feet ("mcf") (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

                                                      Three months ended September 30,
                                                      --------------------------------
                                              2002                                         2001
                                              ----                                         ----
                                       Average price                                Average price
                             mcf          per mcf            Total         mcf         per mcf           Total
                             ---          -------            -----         ---         -------           -----
Natural gas sales          136,554        $ 2.97           $ 405,968       96,673        $ 3.24        $ 313,064
Royalties deducted                                          (115,362)                                    (78,970)
                                                           ---------                                    ---------
Total                                                      $ 290,606                                    $234,094
                                                           =========                                    ========

         Oil and liquid sales increased by 44% in 2002 to $39,000 compared to $27,000 in 2001. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil and natural gas liquid unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                         Three months ended September 30,
                                                         --------------------------------
                                             2002                                         2001
                                             ----                                         ----
                                       Average price                                 Average price
                             bbls         per bbl          Total          bbls          per bbl             Total
                             ----         -------          -----          ----          -------             -----
Liquid sales                1,549         $ 34.28           $ 53,099      1,013         $ 33.95           $ 34,395
Royalties deducted                                           (13,701)                                       (7,262)
                                                            --------                                      --------
Total                                                       $ 39,398                                      $ 27,133
                                                            ========                                      ========

         Interest and other income increased 50% in 2002 from $90,000 in 2001 to $135,000 in the 2002 period because more funds were available for investment.

         General and administrative costs increased 37% in 2002 to $354,000 from $258,000 in 2001 primarily because of additional directors' fees and expenses and increases in insurance and shareholder mailing costs.

         Legal expenses decreased 26% during 2002 to $108,000 from $145,000 during 2001. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. During the three month period in 2002 litigation counsel prepared appeal briefs. The appeal of the trial court's decision is expected to increase legal expenses for the remainder of 2002 and the first quarter of 2003.

         Lease operating costs increased 239% from $91,000 in 2001 to $309,000 in the 2002 period. The increase is due mainly to repairs and maintenance of gas processing facilities during a natural gas plant turnaround at Siphon, and repairs to a shut-in natural gas well at Clarke Lake. Additional operating expenses were also recorded in connection with third party adjustments to gas plant operating expenses at certain of the Company's properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

         Depletion, depreciation and amortization expense increased 21% in 2002 to $596,000 from $492,000 in 2001. The increase is mainly associated with the Kotaneelee gas field.

         Site restoration costs increased by 111% to $74,000 in 2002 compared with $35,000 in the 2001 period because of the increase in production volumes and revisions to site restoration cost estimates.

         A foreign exchange gain of $140,000 was recorded in 2002, compared to a gain of $30,000 in 2001 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.63 at September 30, 2002 (U.S. $.63 at September 30, 2001) compared to U.S. $.66 at June 30, 2002 (U.S. $.66 at June 30, 2001).

         A future income tax provision of $389,000 was recorded in 2002 compared to a future income tax provision of $271,000 in 2001. During the 2002 period, the Company exhausted its tax loss carry forwards not previously recorded which resulted in an effective tax rate of 43%. During the 2001 period, the effective tax rate of 8% was caused by utilizing tax loss carry forwards not previously recorded which resulted in a tax provision of $271,000.

Nine months ended September 30, 2002 vs. September 30, 2001

        A comparison of revenues, costs and expenses, net loss and earnings per share for 2002 and 2001 is as follows:
                                                        2002                      2001                  Net Change
                                                      ------------           --------------           -------------
Revenues                                              $  7,120,439            $  12,236,009            $  (5,115,570)
Costs and expenses                                      (4,536,088)              (2,831,574)              (1,704,514)
Income tax provision                                    (1,120,349)              (1,175,700)                  55,351
                                                      -------------          --------------           -------------
Net income                                            $  1,464,002            $   8,228,735            $  (6,764,733)
                                                      ============            =============            ==============

Net income per share (basic
  and diluted)                                            $.10                     $.57                    $(.47)
                                                          ====                     ====                    ======

Net cash flow from operations per
share (basic and diluted)                                 $.41                     $.67                    $(.26)
                                                          ====                     ====                    ======

         Proceeds from carried interests decreased 44% to $5,663,000 during 2002 from $10,057,000 in 2001. Canada Southern's carried interest account in the Kotaneelee gas field reached undisputed pay out status on January 19, 2001. Canada Southern received its first payment of net production proceeds from the field during May 2001. Effective for the production period beginning September 2001, the defendants are no longer deducting a processing fee on the monthly payments of carried interest revenues. As a result of applying the Company's revenue recognition policy, only six months revenue was recorded during the 2001 period in comparison to the nine months of revenue recorded during the 2002 period. The decrease in the current period carried interest proceeds are directly related to lower daily production volumes and a lower gas price when compared to the 2001 period.

The following is a comparison of the proceeds from carried interests for the period indicated:

                                                          Nine months ended September 30,
                                                         ---------------------------------
                                                        2002                   2001
                                                     ------------         -------------
     Kotaneelee natural gas field                     $ 5,390,960           $  9,706,961
     Other properties                                     272,279                349,970
                                                      -----------           ------------
     Total                                            $ 5,663,239           $ 10,056,931
                                                      ===========           ============

         Natural gas sales from the Kotaneelee field are approximately 80% of total monthly production. Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field. In addition, water production increased

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

during 2001 and 2002 and the producing field may require the drilling of another water disposal well. To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter 2002. If water production were to continue to increase, future natural gas production from the field could be adversely impacted.

         Natural gas production in millions of cubic feet per day ("Mmcf/d") from the Kotaneelee field during 2002 compared to 2001 was as follows:

                                       2002                  2001
                                       ----                  ----
               Month                  Mmcf/d                Mmcf/d
            -----------               ------                ------
              January                  41.9                  52.9
              February                 40.5                  54.6
               March                   39.0                  50.5
               April                   39.4                  47.7
                May                    38.1                  46.8
                June                   37.4                  41.8
                July                   37.3                  46.2
               August                  33.8                  43.6
             September                24.8*                  42.5

         * As a result of scheduled repairs and maintenance to the third party Duke/Westcoast Fort Nelson natural gas plant, production volumes at Kotaneelee were restricted from August 27 to September 21, 2002. The Fort Nelson gas plant resumed normal operations on September 22, 2002.

         During the 2002 period, proceeds from carried interests included $266,747 of carried interest revenues relating to periods prior to April 1, 2001, the date on which the Siphon property was converted to a working interest from a carried interest.

         During the 2001 period, proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.

Nine months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

         The volumes in thousand cubic feet ("mcf") and barrels ("bbls") (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold from carried interest properties during the periods indicated were as follows:

                                                        Nine months ended September 30,
                                                        -------------------------------
                                            2002                                            2001
                                            ----                                            ----
                                      Average price                                   Average price
                        mcf/bbls       per mcf/bbl           Total       mcf/bbls      per mcf/bbl          Total
                        --------       -----------    ------------------ --------      -----------     ----------
Natural
gas sales (mcf)         2,523,258        $  3.28          $ 8,281,307    1,939,186       $  7.27        $ 14,093,358
Liquids (bbls)                477        $ 23.40               11,162          321       $ 45.31              14,544
Royalty                                                      (943,082)                                    (1,762,240)
Operating costs                                              (431,846)                                      (244,007)
Processing fees                                                     -                                     (1,352,370)
Transportation                                             (1,124,723)                                      (665,694)
Capital costs                                                (129,579)                                       (26,660)
                                                          -----------                                    -----------
Total                                                     $ 5,663,239                                   $ 10,056,931
                                                          ===========                                   ============

         Natural gas sales decreased 46% to $1,031,000 in 2002 from $1,899,000 in the 2001 period. There was a 52% increase in the number of units sold and a 65% decrease in the average price for natural gas. The increase in the number of units sold over the 2001 comparative period is mainly from sales at Wargen and Siphon. Wargen volumes increased as a result of new royalty production from a farm-out well drilled by a third party in the first quarter of 2002. In accordance with the Company's revenue recognition policy there were no revenues recorded in the 2001 period at Siphon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

         The volumes in thousand cubic feet ("mcf") (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

                                                        Nine months ended September 30,
                                                        -------------------------------
                                               2002                                           2001
                                               ----                                           ----
                                        Average price                                  Average price
                             mcf           per mcf            Total          mcf          per mcf           Total
                             ---           -------            -----          ---          -------           -----
Natural gas sales          445,852         $ 3.07           $ 1,368,929    292,890         $ 8.70         $ 2,547,342
Royalties deducted                                             (337,783)                                     (647,892)
                                                            -----------                                   -----------
Total                                                       $ 1,031,146                                   $ 1,899,450
                                                            ===========                                   ===========

         Oil and liquid sales increased by 20% in 2002 to $132,000 compared to $110,000 in 2001. Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil and natural gas liquids unit sales in barrels ("bbls") (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

                                                         Nine months ended September 30,
                                                         -------------------------------
                                             2002                                            2001
                                             ----                                            ----
                                       Average price                                 Average price
                             bbls         per bbl          Total          bbls          per bbl             Total
                             ----         -------          -----          ----          -------             -----
Liquid sales                6,213         $ 28.89          $ 179,465      3,289         $ 38.98          $ 128,201
Royalties deducted                                           (47,532)                                      (18,318)
                                                           ---------                                    ----------
Total                                                      $ 131,933                                     $ 109,883
                                                           =========                                     =========

         Interest and other income increased 73% in 2002 from $170,000 in 2001 to $294,000 in the 2002 period because more funds were available for investment as a result of the payments received from the Kotaneelee gas field.

         General and administrative costs increased 11% in 2002 to $1,159,000 from $1,038,000 in 2001 primarily because of additional directors' fees and expenses and increases in insurance and shareholder mailing costs.

         Legal expenses increased 17% during 2002 to $725,000 from $620,000 during 2001. These expenses are related primarily to the cost of the Kotaneelee litigation. On February 6, 2001, presentation of evidence to the trial court was concluded. During the nine month period in 2002 litigation counsel prepared appeal briefs. The appeal of the trial court's decision is expected to increase legal expenses for the remainder of 2002 and the first quarter of 2003.

         Lease operating costs increased 152% from $244,000 in 2001 to $615,000 in the 2002 period. The increase is due mainly to repairs and maintenance of natural gas processing facilities during a gas plant turnaround at Siphon, and repairs to a shut-in natural gas well at Clarke Lake. Additional operating expenses were also recorded in connection with third party adjustments to gas plant operating expenses at certain of the Company's properties.

         Depletion, depreciation and amortization expense increased 96% in 2002 to $1,826,000 from $930,000 in 2001. The increase is mainly associated with the Kotaneelee gas field.

         Site restoration costs increased by 373% to $232,000 in 2002 compared with $49,000 in the 2001 period because of the increase in production volumes and revisions of site restoration cost estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Nine months ended September 30, 2002 vs. September 30, 2001 (Cont'd)

         A foreign exchange gain of $21,000 was recorded in 2002, compared to a gain of $50,000 in 2001 on the Company's U.S. dollar investments. The value of the Canadian dollar was U.S. $.63 at September 30, 2002 (U.S. $.63 at September 30, 2001) compared to U.S. $.63 at December 31, 2001. (U.S. $.67 at December
2000).

         A future income tax provision of $1,104,000 was recorded in 2002 compared to a future income tax provision of $1,176,000 in 2001. During the 2002 period, the Company exhausted its tax loss carry forwards not previously recorded which resulted in an effective tax rate of 43%. During the 2001 period, the effective tax rate of 13% was caused by utilizing tax loss carry forwards not previously recorded which resulted in a tax provision of $1,176,000.

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

         The Company does not have any significant exposure to market risk as the only market risk sensitive instruments are its investments in marketable securities which are classified as cash and cash equivalents because they have original maturities of three months or less. Since the Company expects to hold the investments to maturity, the maturity value should be realized. At September 30, 2002, the carrying value of its investments in United States dollar accounts was approximately $2,600,000, which was approximately equal to fair value and face value of the investments.

Item 4.           Controls and Procedures

     I,  Randy  Denecky,  the  principal  executive  officer  and the  principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

     1. That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is timely made known to such officers by others within the Company and its subsidiary, particularly during the period in which this quarterly report is being prepared; and

     2. That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                           PART II - OTHER INFORMATION

                               September 30, 2002

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                  99 (1)            Certification  pursuant  to 18 U.S.C.
                                    Section  1350,  as adopted  pursuant  to
                                    Section  906 of the Sarbanes-Oxley Act of
                                    2002 executed by Randy Denecky.

          (b)     Reports on Form 8-K

                  None

                         CANADA SOUTHERN PETROLEUM LTD.

                                    FORM 10-Q

                               SEPTEMBER 30, 2002



                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CANADA SOUTHERN PETROLEUM LTD.
                                            Registrant




Date:  November 12, 2002          By  /s/ Randy Denecky
                                  ------------------------------------------
                                          Randy Denecky
                                          President, Treasurer and Chief
                                          Financial and Accounting Officer

                         Canada Southern Petroleum Ltd.

                            Rule 13a-14 Certification

I, Randy Denecky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Canada Southern Petroleum Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                              /s/ Randy Denecky
                                  Randy Denecky
                                  President, Treasurer, and Chief Financial
                                  and Accounting Officer