Form 10-K
CANADA SOUTHERN PETROLEUM LTD
filed 2003-03-27
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-03793 CANADA SOUTHERN PETROLEUM LTD. (Exact name of registrant as specified in its charter)
NOVA SCOTIA, CANADA	98-0085412
jurisdiction of incorporation	I.R.S. Employer Identification No.
#505, 706 - 7th Avenue, S.W., Calgary, Alberta, CANADA	T2P 0Z1 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(403) 269-7741

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Limited Voting Shares, $1 (Canadian) per share	Boston Stock Exchange Pacific Exchange, Inc. Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Limited Voting Shares, $1 (Canadian) per share	NASDAQ SmallCap Market

#

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

x  Yes       o  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.x

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). o  Yes       x  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately U.S. $41,500,000 at March 10, 2003.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Limited Voting Shares, par value $1.00 (Canadian) per share, 14,417,770 shares outstanding as of March 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement of Canada Southern Petroleum Ltd. related to the Annual Meeting of Shareholders for the year ended December 31, 2002, which is incorporated into Part III of this Form 10-K.

#

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

4

Item 2.

Properties

18

Item 3.

Legal Proceedings

24

Item 4.

Submission of Matters to a Vote of Security Holders

28

PART II

Item 5.

Market for Canada Southern Petroleum Ltd. Limited Voting Shares and

29

Related Stockholder Matters

Item 6.

Selected Financial Data

31

Item 7.

Management's Discussion and Analysis of Financial Condition

32

and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

44

Item 8.

Financial Statements and Supplementary Data

45

Item 9.

Changes in and Disagreements with Accountants on

69

Accounting and Financial Disclosure

PART III

Item 10.

Directors and Executive Officers of Canada Southern

69

Item 11.

Executive Compensation

69

Item 12.

Security Ownership of Certain Beneficial Owners and Management

70

Item 13.

Certain Relationships and Related Transactions

69

Item 14.

Controls and Procedures

72

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

72

___________________________

Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency.  The exchange rate at March 10, 2003 was $1.00 Canadian = U.S. $0.6823.

#

PART I

Item 1.

Business

The nature of Canada Southern Petroleum Ltd.’s business is described in Item 1(c) herein, and a description of its principal natural gas properties in Canada appears in Item 2 herein.  For additional information regarding the development of the business, see Item 1(a) and Item 2, “Properties” and Item 8, “Supplemental Information on Oil and Gas Producing Activities.”

(a)

General Development of Business

Yukon Territory - The Kotaneelee Field

The principal asset of Canada Southern Petroleum Ltd. (“Canada Southern” or the “Company”) is a 30% carried interest in the Kotaneelee Exploration Permit 1007 in the Yukon Territory, Canada.  Canada Southern has held an interest in the 30,753 gross acre permit since 1957.  Canada Southern discovered natural gas within the field in 1963 when it drilled the “I-27” well.  Pursuant to 1966 and 1977 agreements, Canada Southern converted its interest into the carried interest position that it holds today.  There have been a total of six wells drilled on the property: two producing natural gas wells, one salt water disposal well and three abandoned wells.  Of the three abandoned wells, two were abandoned due to down-hole mechanical problems.  Both of the two productive wells (“B-38” and “I-48”) are producing from the Nahanni Formation. This formation is located approximately 12,000 feet below the surface and is characterized as being a low porosity, low permeability carbonate whose prolific production is assisted by a complex system of fractures.  In 1977 the B-38 well was drilled, penetrated 1,100 feet of gross pay and had a maximum calculated natural gas flow of 265 million cubic feet (“Mmcf”) per day.  The I-48 well, drilled in 1980, encountered 500 feet of net gas pay and tested a maximum calculated natural gas flow of 450 Mmcf per day.

Although the Kotaneelee field sporadically produced 1.6 BCF (“billion cubic feet”) of natural gas over 10 months between 1979 and 1981, continuous production commenced in February 1991.  According to government reports, gross yearly production from the Kotaneelee natural gas field since 1991 has been as follows:

Calendar Year	Production (Bcf)
1991	8.1
1992	18.0
1993	17.5
1994	16.7
1995	15.7
1996	15.2
1997	14.4
1998	16.0
1999	22.3
2000	20.2
2001	16.9
2002	13.1
Total	194.1

The combined gross production from the field for the month of December 2002 was approximately 32.1 Mmcf per day (16.3 Mmcf per day from B-38 and 15.8 Mmcf per day from I-48).  Gross natural gas sales were approximately 25.6 Mmcf per day for the month of December 2002.

Natural gas sales from the Kotaneelee field are approximately 80% of total monthly production due to shrinkage and fuel gas requirements.

Water production has increased since 2001 and the producing field may require the drilling of another water disposal well.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  If water production were to continue to increase, future natural gas production from the B-38 well could be adversely impacted.

As a carried interest owner, Canada Southern is entitled to receive its net share of field revenues after the working interest owners recover all of their capital and operating costs.

On January 19, 2001, Canada Southern’s carried interest account in the Kotaneelee field reached undisputed pay out status.  During the second quarter of 2001, Canada Southern began receiving its share of net proceeds from the field and accordingly commenced reporting its share of revenues.  As of December 31, 2001, Canada Southern recorded $12,548,697 of net proceeds from the field for the production period of January 20, 2001 through November 30, 2001.  During the year ended December 31, 2002 (production period of December 1, 2001 to November 30, 2002) net recorded proceeds were $7,193,686.

Because of uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net proceeds that it may receive on account of production at the field.

Under carried interest agreements, all of the operating decisions are effectively the responsibility of the working interest partners.  Canada Southern, at its option, may convert from a carried to a working interest position in the field.  Although conversion would result in greater control over the Company’s largest asset, other factors include responsibility for marketing and transportation arrangements, funding of future abandonment liabilities, and the requirement to fund future field development expenses as they occur.  Canada Southern continues to consider these factors in determining when, or if, it will convert into a working interest.

During 2001, Canada Southern acquired 24 kilometers (15 miles) of additional 2-D seismic data over Kotaneelee complementing its existing 215 kilometers (134 miles) of related 2-D seismic area coverage. Interpretation and review of this seismic data has supported previous geological and geophysical studies of Kotaneelee performed in 1999 by Canada Southern.  These results show several prospective spacing units that remain undrilled north and west of the main producing field, with the most significant being a large structure west of the producing field, which appears to be isolated and untapped due to faulting.  On this structure the target, the Nahanni zone, appears to be at a shallower depth compared with the equivalent horizon of the producing field.  If this analysis is correct, then the target would be a greater distance from possible water and there could be a greater potential for enhanced natural gas recoveries.

Canada Southern believes that any future development of the field will not occur until the litigation concerning the field is concluded.  The Kotaneelee field has been the subject of lengthy litigation.  See Item 3. - “Legal Proceedings” for a discussion of litigation relating to the Kotaneelee field which may affect the status of the carried interest and the amount of the carried interest account.

Devon Canada Corporation (formerly Anderson Exploration Ltd.) is the operator of the Kotaneelee field.

The Yukon Territory covers 483,450 square kilometers (186,660 square miles) where a total of only 71 wells have been drilled to date.  Canada Southern currently has interests in the only two producing wells in the entire Yukon.  The Yukon Government assumed responsibility for its oil and gas resources in 1998 and has now established a competitive regime. The Company believes that it is the intent of the Yukon Government to facilitate and foster new oil and gas activity.  To achieve that goal, the Yukon Government is currently in the process of settling native land claims prior to granting mineral leases for the exploration of natural gas and oil.  Once land claims have been settled, Canada Southern understands that the Yukon Government intends to lease acreage surrounding the Kotaneelee field for oil and gas exploration. Given the prolific production from the Kotaneelee field, Canada Southern expects intense competition for this exploratory acreage.  Canada Southern believes its ownership in the Kotaneelee field provides it with a strategic advantage to compete for this acreage.

British Columbia - Properties

Prior to the Kotaneelee field reaching undisputed pay out status, Canada Southern’s principal source of income has been from the sale of natural gas and associated liquids from properties located in northeast British Columbia.  Effective January 1, 2001, Canada Southern converted its carried interests in northeast British Columbia, including the areas of Buick Creek, Wargen, Ekwan and Clarke Lake, to working interests.  Effective April 1, 2001, Canada Southern converted its carried interest in the Siphon area to a working interest.  The Company converted to a working interest position to gain greater control of its assets.

Conversion issues

The conversion from carried to working interest at Buick Creek, Siphon and Wargen, created an issue with respect to facility ownership.  When development of these properties occurred, the operators charged certain facility and pipeline infrastructure construction costs to the carried interest account.  Upon payout of the carried interest account, Canada Southern had effectively paid its share of the construction capital costs of those facilities. As a result, it believes that upon conversion, it became entitled to a working interest in those facilities.  Ownership interest in facilities has both strategic and economic benefits.

In October 2002, management of Canada Southern visited all of these facilities to obtain a comprehensive understanding of the assets to assist in the resolution of the outstanding facility ownership issues with the properties’ respective operators.  Canada Southern has participated in various levels of discussions with each of the three current field operators and expects to be recognized as a facility owner in all of these areas in 2003.

Withheld revenue issue

In 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake in British Columbia withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.  Discussions with the operator are continuing and it is expected that this issue will be resolved during 2003.

Buick Creek:

Canada Southern owns an average 21.5% working interest in a producing natural gas property at Buick Creek through its mineral lease of 22,675 gross acres (4,893 net acres). The Company has owned an interest in this field from the date of its original development in the 1950’s.  This field currently contains 14 natural gas wells mainly producing from the Dunlevy Formation.  In 2002, Canada Southern’s share of gross sales from this field averaged 867 thousand cubic feet (“mcf”) per day of natural gas and 16 barrels (“bbls”) per day of liquids (2001 – 669 mcf per day of natural gas, and 1 bbl per day of liquids respectively).

Subsequent to completion of numerous discussions, Canada Southern is awaiting receipt of executed documentation from current working interest partners recognizing its ownership rights in the production facilities.  Upon completion of the facility ownership issue, Canada Southern anticipates that it will be responsible for the payment of approximately $675,000 for its share of the costs related to facility improvements that occurred in December 2001.  As a result, this amount has been included in accrued liabilities since December 31, 2001.  Canada Southern may also be invoiced for additional operating and or capital costs at Buick Creek.  Possible amounts of such costs are currently undeterminable.

Canada Southern participated (22.5% working interest) in the testing of the previously suspended B-23-E/94-A-11 natural gas well in March 2002.  As a result of the production test’s positive results, Canada Southern participated in equipping and re-activation of the well for permanent production in the summer of 2002, with sustained production commencing in October 2002. During the 11 days that the well produced during the month of December 2002, the well’s gross production was 1,291 mcf per day (290 mcf per day net to Canada Southern).

Canada Southern has interests in 5,138 gross (1,156 net) undeveloped acres at Buick Creek.

Wargen:

At December 31, 2002, Canada Southern held 6,298 gross (1,609 net) working interest acres in the Wargen natural gas field for an average 25.5% working interest, of which 2,798 gross (822 net) acres were undeveloped.  Although the Company has held its interest in certain of these lands since 1952, the initial discovery was made in 1960 with further development between 1968 and 1988.  Sales from this area averaged 328 mcf of gas per day and 7 bbls per day of liquids during the year 2002 (2001 – 276 mcf per day).

In October 2001, Canada Southern farmed out its 50% working interest in 1,397 gross acres of exploratory acreage in the Wargen area to an industry partner.  The farmee paid 100% of the capital costs to drill two wells on the lands and Canada Southern retained a 7.5% gross overriding royalty on the wells production, which is convertible at pay out (at the Company’s option) to a 20% working interest.  The operator placed one of the wells on production in March 2002, resulting in net royalty revenue of $83,768 in favor of the Company’s interest for the year ended December 31, 2002.  Based on internal estimates, Canada Southern expects that this well will pay out either late in 2003 or early 2004.  The second well was completed and tested during the winter of 2002/2003 and the operator is hoping to tiein the well for production in 2003.

In December 2002, Canada Southern participated (22.5% working interest) in the acquisition of a wellhead screw compressor at D-56-C/94-H-6.  The compressor improved the well’s gross production from approximately 300 mcf per day to 700 mcf per day.  Upon review of field production data, Canada Southern believes that at least two additional wells in the area may be candidates for wellhead compression, and has approached the field’s operator to discuss the issue in more detail.

In December 2002, Canada Southern acquired certain recently shot 3-D seismic coverage over a portion of its lands at Wargen.  Preliminary technical analysis of the seismic indicates that certain of the lands (50% working interest) are prospective for hydrocarbons.  Canada Southern intends to participate in the drilling of an exploratory Slave Point Formation test well on these lands in the winter of 2003/2004.

Siphon:

Canada Southern holds 5,925 gross (1,038 net) acres of certain mineral rights for an average 17.5% working interest in a natural gas field at Siphon.  The Company has owned its interest in these lands since the early 1950’s.  In 2002, Canada Southern’s share of sales averaged 459 mcf per day of natural gas and 4 bbls per day of liquids (2001 – 333 mcf per day of natural gas and 3 bbls per day of liquids respectively).

In 2001, Canada Southern determined that payout of the carried interest account had occurred prior to the conversion into a working interest.  During the third quarter of 2002, Canada Southern completed its negotiations on the issue and received payment from the operator of $266,747.  In accordance with Canada Southern’s accounting policies, the receipt of these revenues was recorded for accounting purposes in the third quarter of 2002.

In addition, in 2001, the operator did not provide Canada Southern with its working interest share of net revenue from the date of conversion through to December 31, 2001.  Although accounting information became available for inclusion in the prior year end, cash payment of approximately $321,000, net to the Company’s interest, was not received until the third quarter of 2002.  Receipt of continuing monthly payments for production months in 2002 commenced late in the second quarter of 2002.  Resolution of this issue resulted in a significant reduction in accounts receivable outstanding from this party, as compared with the year ended December 31, 2001.

Negotiations to reflect Canada Southern’s ownership interest in the facilities at Siphon and related accounting adjustments were completed during 2002.  Canada Southern is awaiting receipt of agreements to formally recognize its interest in these facilities.

In August 2002, Canada Southern participated (12.5% working interest) in a fracture stimulation of the 7-33-86-16W6M well at Siphon.  The frac was successful and resulted in the reactivation of production in a previously suspended Halfway natural gas zone.  Gross natural gas production from this well for the month of December 2002 was 219 mcf per day.

Clarke Lake:

Canada Southern owns a 15% average working interest in 3,370 gross (518 net) acres in the Clarke Lake area.  The Company has owned an interest in these mineral rights since the early 1950’s.  During 2002 net sales revenue from this property were minimal; however, the area has recently become active.

In the fall of 2002, Canada Southern participated in the re-activation of a previously suspended 22.5% working interest natural gas well located at C-54-F/94-J-10.  During December 2002, the reactivation resulted in the increase of the field’s gross production by 380 mcf per day.  Upon technical review of this well in February 2003, Canada Southern approached the operator of the well and suggested certain improvements to the down-hole production string configuration that would allow for enhanced natural gas production and reduce liquid loading.

During the third quarter of 2002, Canada Southern participated (22.5% working interest) in the temporary repair of the A-61-F/94-J-10 well.  This well has been suspended since 1978, due to a suspected hole in the casing, but has produced over 47 BCF of natural gas from the Slave Point Formation.  In February 2003, Canada Southern participated in the completion of the down-hole repair and testing of this well.  The down-hole repair and production test was successfully completed in late February 2003 and resulted in gross restricted natural gas test rates of 1.1 Mmcf per day.  Based on discussions with the operator, Canada Southern expects that this well will be equipped and tied-in for production during the second quarter of 2003.

Other:

In March 2003, Canada Southern participated (22.5% working interest) in the repair and testing of a natural gas well at Jackfish.  The well was originally drilled many years ago and tested gross rates in excess of 5 Mmcf per day from the Slave Point Formation.  The well has never been placed on production due to a suspected down-hole well problem and lack of natural gas pipeline infrastructure in the area.  Although initial significant natural gas test rates were experienced, the gas flow rate and wellhead pressure subsequently dropped indicating that the natural gas reservoir was limited in size.  As a result, the well was determined to be uneconomic and was abandoned.

In March 2001, the operator of the Ekwan property placed a well on production.  Canada Southern contributed its 22.5% working interest share in the operations and its share of sales from the well has averaged 56 mcf per day for the year 2002.  Canada Southern has an interest in 1,347 gross (303 net) acres in the area.

Canada Southern has other petroleum and natural gas leases in northeast British Columbia that are being evaluated.  At December 31, 2002, Canada Southern held interests in 1,680 gross (310 net) developed acres and 13,455 gross (11,483 net) undeveloped acres in these leases.  Canada Southern intends to either drill wells on these properties or attempt to farm out the prospects to industry partners.

As of December 31, 2002, the only remaining convertible carried interest property located in British Columbia was in the Highway area.  Canada Southern holds a 50% net profits interest in the property which is convertible into a 50% working interest.  The Highway prospect is currently non-producing with approximately $4 million of capital costs that must be recovered before any pay out to Canada Southern.  At present, the Highway prospect is not expected to be placed on production, nor is pay out expected to occur in the foreseeable future.

Arctic Islands - Properties

As of December 31, 2002, Canada Southern held working interests in 45,100 gross acres and carried interests in 133,260 gross acres in the Sverdrup Basin, located in the Arctic Islands.  A summary of the Company’s ownership interests in Arctic Island lands is as follows:

	Acreage		Canada Southern Ownership Interest
Property name	Gross	Net *	Working Interest	Carried interest
Bent Horn	4,590	230	-	5.00%
Drake Point	9,112	568	6.23%	-
Drake Point	757	227	-	30.00%
Hecla	114,135	34,241	-	30.00%
Kristoffer Bay	2,638	132	-	5.00%
Roche	1,495	45	3.00%	-
Romulus	6,095	914	-	15.00%
Whitefish	2,163	137	6.30%	-
Whitefish	32,330	1,066	3.30%	-
Whitefish	5,045	1,514	-	30.00%
Total	178,360	39,074

* For purposes of the preceding table, net carried interest acres were determined on an “after conversion to working interest” basis.

To promote drilling in Canada’s north, the Canadian Federal Government provided incentives to oil and gas companies to explore for hydrocarbons.  One such incentive was termed “Significant Discovery” status.  If exploratory wells were drilled and resulted in the discovery of oil or gas, the interest in these lands would be continued for an extended period of time pending future development.  The Canadian Federal Government has designated the Bent Horn, Drake Point, Hecla, Kristoffer Bay, Roche Point, Romulus and Whitefish fields as Significant Discovery Lands.

Panarctic Oils Ltd., the operator, received Federal government regulatory approvals for a pilot project to move shipments of crude oil from the Bent Horn field by tanker through the Northwest Passage to southern Canada in 1985.  Through December 31, 1996, approximately 2.7 million barrels of Bent Horn crude had been sold. In 1996, the operator shut down production from the field and dismantled the production facilities because of economic uncertainties.  Canada Southern owns a 5% carried interest in Bent Horn, which has not yet reached pay out status.  The timing of any pay out is uncertain.

With the demand for energy increasing, major oil and gas producers, and industry investors have expressed renewed interest in exploring Canada’s North to develop additional hydrocarbon reserves and productive capacity.  This renewed interest has generated much discussion about the possibility of a new pipeline and its proposed route to service the reserves of the McKenzie Delta and Alaska.  Until such time as the timing of construction of pipeline infrastructure in the area is resolved, Canada Southern expects that minimal exploration, development and production activity will occur in the Arctic region.

Canada Southern has over 4,800 kilometers (1,853 miles) of 2-D seismic data covering certain areas of the Arctic.

Northwest Territories - Properties

Canada Southern owns a 45% carried interest in 1,613 gross acres in the Celibeta field located in the Northwest Territories.  This field (ex-permit 2713) was designated as a Significant Discovery Land by the Federal Government.  There is no current activity on this land and it has not paid out.  Future development of this shut-in gas field is at the discretion of the operator.

Alberta - Properties

Since February 2000, subsequent to disposal of its heavy oil property in Kitscoty, Canada Southern has not been active in the Province of Alberta.  Canada Southern currently holds a working interest in 4,330 developed acres (679 net) and 6,207 gross undeveloped acres (2,861 net) in Alberta.

Canada Southern is considering becoming more active in the Province of Alberta.

Saskatchewan - Properties

Canada Southern currently holds a 79.4% working interest in a shut-in natural gas well and 1,280 gross acres in the Little Pine area of Saskatchewan.  Industry competitors have become more active in the area and depending on gas pricing and other economic considerations, it may become economic for Canada Southern to place its presently shut-in gas well on production.

Texas - Properties

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

1(b)

Financial Information about Industry Segments

Since Canada Southern is primarily engaged in only one industry, oil and gas exploration and development, this item is not applicable.  See Item 8 – “Financial Statements and Supplemental Data” for financial information concerning Canada Southern.

1(c)

Narrative Description of the Business

Canada Southern was incorporated in 1954 under the Canada Corporations Act.  In 1979, Canada Southern became subject to the Canadian Business Corporations Act, and in 1980, was continued under the Nova Scotia Companies Act.  Canada Southern currently has two wholly owned subsidiaries; Canpet Inc. and CS Petroleum Ltd. both of which are currently inactive.

The Company’s corporate headquarters are located at suite 505, 706 – 7th Avenue SW, Calgary, Alberta, Canada, T2P 0Z1, where the telephone number is (403) 269-7741.  The Company’s website address is ”www.cansopet.com.”

Canada Southern is engaged in the exploration for and development of properties containing or believed to contain recoverable natural gas and oil reserves and the sale of natural gas and oil from these properties. Although many of the properties in which Canada Southern has interests are undeveloped, all properties with proved reserves are partially or fully developed.  Canada Southern’s interests in exploratory ventures are on properties located in Alberta, British Columbia, Saskatchewan, the Northwest and Yukon Territories and the Arctic Islands in Canada.  Canada Southern’s principal asset is its 30% carried interest in the Kotaneelee field, a partially developed natural gas field in the Yukon Territory (See Item 3 - “Legal Proceedings”).

Canada Southern also has interests in producing properties in British Columbia.

(i)

Principal Products

The principal source of Canada Southern’s revenue is derived from carried interest proceeds from the Kotaneelee natural gas field.  Canada Southern also receives revenue from the sale of natural gas and associated liquids derived from its working interests.

(ii)

Status of Product or Segment

At present, certain of the properties in which Canada Southern has interests are undeveloped and/or non-producing.

(iii)

Raw Materials

Not applicable.

(iv)

Patents, Licenses, Franchises and Concessions Held

Permits, concessions and mineral leases are important to Canada Southern’s operations, since they allow the search for and extraction of any natural gas and crude oil discovered on the areas covered.  See the schedule of properties under Item 2 - "Properties."

(v)

Seasonality of Business

Canada Southern’s business is not seasonal, however the price received for natural gas sales generally increases during periods of increased consumer demand (i.e. the winter heating season).  Exploration and development activities are restricted in certain areas on a seasonal basis.  In certain areas field access with heavy equipment is only possible during the winter months due to the presence of muskeg and the lack of developed road infrastructure.  In Northern regions extreme weather conditions affect transportation and the ability to pursue these activities.

(i)

Working Capital Items

Not applicable.

(vii)

Customers

Currently, Canada Southern allows its partners to market its production.  Payments of the net carried interest revenues from the Kotaneelee field are received from BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources Ventures Limited and ExxonMobil Canada Properties.  Canada Southern receives its revenue from the following operators of its working interest properties: Samson Canada, Ltd, Anadarko Canada Corporation, Devon Canada Corporation and Petro-Canada Oil and Gas.

(viii)     Backlog

Not applicable.

(ix)

Renegotiation of Profits or Termination of Contracts

or Subcontracts at the Election of the Government

Not applicable.

(i)

Competitive Conditions in the Business

The exploration for and production of natural gas and crude oil are highly competitive operations, both internally within the oil and gas industry and externally with producers of other types of energy.  The ability to exploit a discovery of crude oil or natural gas is dependent upon considerations such as the ability to finance development costs, the availability of equipment, and the ability to overcome engineering and construction delays and difficulties.  Canada Southern competes with companies which have substantially greater resources available to them.  Because the majority of Canada Southern’s interests are in remote areas, operation of Canada Southern’s properties is more difficult and costly than those in more accessible areas.  Furthermore, competitive conditions may be substantially affected by energy legislation in Canada.

(xi)

Research and Development

Not applicable.

(xii)

Environmental Regulation

See Environmental Regulation and Kyoto Accord in Item 1(d).

(xiii)     Number of Persons Employed by Canada Southern

Canada Southern currently has two full time employees and one part time employee, all of whom are located in Canada.  Canada Southern relies to a great extent on consultants (approximately 6) for engineering, land, geological, geophysical, legal and certain administrative services because it is currently more cost effective than employing a larger full time staff.

1(d)

Financial Information about Foreign and Domestic Operations

and Export Sales

(1)

Revenues, Operating Income and Identifiable Assets

Canada Southern’s operating assets and revenues are attributable primarily to its operations in Canada.

(2)

Risks Attendant to Foreign Operations

The properties in which Canada Southern has interests are located in Canada and for U.S. investors would be subject to certain risks involved in the ownership and development of such foreign property interests.  These risks include but are not limited to those of: nationalization; expropriation; confiscatory taxation; native rights; changes in foreign exchange controls; currency fluctuations; burdensome royalty terms; export sales restrictions and other laws and regulations which may adversely affect Canada Southern’s interests in these properties, such as those providing for conversion, proration, curtailment, cessation or other forms of limiting or controlling production of, or exploration for, hydrocarbons.

Land Tenure

The respective provincial governments own crude oil and natural gas located in the western provinces of Canada.  Provincial governments grant mineral rights to explore for and produce crude oil and natural gas pursuant to leases, licenses and permits (termed “crown”) for varying terms.  In certain cases permit terms and conditions set forth in regulatory legislation may include the requirement of work commitments.  Crude oil and natural gas located in such provinces can also be privately owned (termed “freehold”) and rights to explore for and produce such hydrocarbons are granted by lease on such terms and conditions as may be negotiated individually with the mineral owner.  The term of both crown and freehold leases will generally continue as long as crude oil or natural gas is produced from the property.

Crude oil and natural gas mineral rights on federal lands are generally regulated by the Government of Canada unless authority has been delegated to a territorial or provincial government.  In May 1993, the Canada Yukon Oil and Gas Accord was signed which allowed for the transfer to the Yukon Government of authority to administer and control hydrocarbon resources within that territory and for the establishment of an Oil and Gas Management Regime.  The transfer has now been completed.

Production and Production Facilities

The Governments of Canada, Alberta, British Columbia, Saskatchewan, Yukon and Northwest Territories and Nunavut have enacted statutory provisions regulating the production of crude oil and natural gas.  These regulations may restrict the maximum allowable production from a well based on reservoir engineering and/or conservation practices.  The construction and operation of facilities to recover and process crude oil and natural gas are also subject to regulation.

Pricing and Marketing - Natural Gas

In Canada, the price of natural gas is determined by negotiation between buyers and sellers, with the result that the market determines the price of natural gas.  Natural gas exported from Canada is subject to regulation by the National Energy Board (“NEB”).  Exporters are free to negotiate prices and other terms with purchasers, provided that the export contracts must continue to meet certain criteria prescribed by the NEB.  As is the case with crude oil, natural gas exports for a term of less than two years must be made pursuant to an NEB order or, in the case of exports for a longer duration, pursuant to an NEB license and Governor in Council approval.

Pricing and Marketing - Crude oil

In Canada, producers of crude oil negotiate sales contracts directly with purchasers, with the result that the market determines the price of crude oil.  Certain purchasers periodically advertise for volumes of crude oil they are prepared to purchase and the price being offered for such volumes.  The price depends in part on crude oil quality, prices of competing fuels, distance to market and the value of refined products.

Royalties and Incentives

The royalty regime is a significant factor in the profitability of crude oil and natural gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee, although production from such lands may also be subject to provincial taxes and regulations. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production.  The rate of royalties payable generally depends in part on prescribed reference prices, well productivity, geographical location, field discovery date and the type or quality of the product produced.  The value of the gross production for royalty purposes may be based on a deemed value for the product rather than the actual value received by the interest holder.

From time to time the Governments of Canada, Alberta, British Columbia and Saskatchewan have established incentive programs, which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging natural gas and crude oil exploration, or enhanced recovery projects.  Incentives are intended to enhance the cash flow of the crude oil and natural gas industry and to improve the economics of finding and developing new and more costly crude oil and natural gas reserves.

Crude oil royalty holidays for specific wells and royalty reductions reduce the amount of Crown royalties paid by the interest holder to the respective government.  Tax credit programs provide a rebate on Crown royalties paid.

Environmental Regulation

The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation.  Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain crude oil and natural gas industry operations.  An environmental assessment and review may be required prior to initiating exploration or development projects or undertaking significant changes to existing projects.  In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of the appropriate authorities.  A breach of such legislation may result in the imposition of fines or penalties.  Federal environmental regulations also apply to the use and transport of certain restricted and prohibited substances.  Canada Southern is committed to meeting its responsibilities to protect the environment wherever it operates and believes that it is in material compliance with applicable environmental laws and regulations.  Canada Southern has not been required to spend significant sums to comply with clean up laws and regulations.  Canada Southern’s compliance with governmental provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment is not expected to have a material effect on its capital expenditures, earnings or competitive position.

Kyoto Accord

The Kyoto Accord is an international agreement created by the United Nations.  Its goal is for developed countries to reduce greenhouse gas emissions by an average 5.2% below 1990 levels, by 2012.  Greenhouse gas emissions are carbon-based gases – mainly carbon dioxide, nitrous oxide and methane.  As of August 20, 2002, 89 countries have ratified the Kyoto Accord.  Although the Unites States does not support the Accord, Canada agreed to participate in December 2002.  Under the Kyoto Accord, Canada agreed to reduce its greenhouse gas emissions by 6% below 1990 levels by 2012.  The mechanics of how Canada intends to meet these emission reductions and the impact on the oil and gas sector is currently unclear.  Given that almost all of Canada Southern’s production is natural gas (the cleanest burning fossil fuel) the impact of the Kyoto Accord on the Company should be substantially less than that of other companies that produce both oil and gas.

(3)

Data which Are Not Indicative of Current or Future Operations

Not applicable.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the “SEC Filings” section of the Company's Internet website (http://www.cansopet.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Item 2.

Properties

(1)

(a)

Canada Southern’s principal asset is its 30% carried interest in the Kotaneelee field, a partially developed gas field in the Yukon Territory, Canada.  See Item 3. “Legal Proceedings.”  Canada Southern also has interests in producing properties in British Columbia.  Non producing properties are located in British Columbia, Alberta, Saskatchewan, the Yukon and Northwest Territories and the Arctic Islands in Canada.  Canada Southern conducts geophysical, geological, engineering and drilling work on its properties.

(1)

(b)

The information regarding reserves, costs of oil and gas activities, capitalized costs, discounted future net cash flows and results of operations is contained in Item 8 - “Financial Statements and Supplementary Data.”

The following graphic presentation has been omitted, but the following is a description of the omitted material:

Map of Canada Southern’s Areas of Leasehold Interests

The following graphic presentation has been omitted, but the following is a description of the omitted material:

Map of N.E. British Columbia and Yukon, Northwest Territories

showing Kotaneelee field

The following graphic presentation has been omitted, but the following is a description of the omitted material:

Map of the Canadian Arctic Island

showing Canada Southern’s Lease Holdings

(2)

Reserves Reported to Other Agencies

Not applicable.

(3)

Product Pricing and Production Costs

Average sales price per unit and average production cost for oil and gas produced (for both carried and working interest properties) during the periods are shown below.  Production costs are allocated based on the weighted average of oil and gas sales. In 2002 and 2001 production was primarily natural gas and associated natural gas liquids.

	Average Sales Price		Average Production Costs
Year	Gas (per mcf)	Liquids (per bbl)	Gas (per mcf)	Liquids (per bbl)
	($)	($)	($)	($)
2002	3.58	29.01	0.79	-
2001	5.55	33.68	1.02	-
2000	3.63	43.00	0.62	24.10

(4)

Productive Wells

Productive wells on working and carried interest properties as of December 31, 2002, were as follows:

	Gross Wells		Net Wells
	Gas	Oil	Gas	Oil
Working interest	47	3	10.1	0.8
Carried interest *	13	4	0 .6	-
	60	7	10.7	0.8

* For purposes of the preceding table, net carried interest acres are determined on an “after conversion to working interest” basis.

(5)

Total Acreage

Total developed and undeveloped acreage interests owned by Canada Southern is summarized by geographic area in the table below:

	Gross and Net Acres
	Working Interest		Carried Interest		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres*	Gross Acres	Net Acres
British Columbia	56,104	20,461	11,138	186	67,242	20,647
Arctic Islands	45,100	1,817	133,260	37,257	178,360	39,074
Alberta	10,050	3,542	-	-	10,050	3,542
Saskatchewan	1,280	1,088	-	-	1,280	1,088
Northwest Territories	-	-	1,612	725	1,612	725
	112,534	26,908	176,763	47,394	289,297	74,302

* For purposes of the preceding table, net carried interest acres are determined on an “after conversion to working interest” basis.

(6)

Productive Acreage

Productive acreage on working and carried interest properties as of December 31, 2002, was as follows:

	Gross and Net Developed Acres
	Working Interest		Carried Interest		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres *	Gross Acres	Net Acres
Yukon	-	-	3,182	955	3,182	955
British Columbia	31,692	6,480	11,138	186	42,830	6,666
Arctic Islands	1,280	40	2,560	192	3,840	232
Alberta	3,842	680	-	-	3,842	680
Saskatchewan	160	136	-	-	160	136
Northwest Territories	-	-	806	362	806	362
	36,974	7,336	17,686	1,695	54,660	9,031

* For purposes of the preceding table, net carried interest acres are determined on an “after conversion to working interest” basis.

(7)

Undeveloped Acreage

Total undeveloped acreage interests held by Canada Southern is summarized by geographic area in the table below:

	Gross and Net Undeveloped Acres
	Working Interest		Carried Interest		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres *	Gross Acres	Net Acres
Yukon	-	-	27,571	8,271	27,571	8,271
British Columbia	24,412	13,981	-	-	24,412	13,981
Arctic Islands	43,820	1,777	130,700	37,065	174,520	38,842
Alberta	6,208	2,862	-	-	6,208	2,862
Saskatchewan	1,120	952	-	-	1,120	952
Northwest Territories	-	-	806	363	806	363
	75,560	19,572	159,077	45,699	234,637	65,271

* For purposes of the preceding table, net carried interest acres are determined on an “after conversion to working interest” basis.

(8)

Royalty Interests

Apart from the ownership of productive wells developed and undeveloped acreage described in 4, 5, 6, and 7 above, Canada Southern holds royalty interests in 13 natural gas wells, 2 salt water disposal wells, 5,038 gross developed acres, and 850 gross undeveloped acres.

(9)

Drilling Activity

Productive and dry wells drilled during the following periods:

	Gross		Net
Year	Productive	Dry	Productive	Dry
2002	-	-	-	-
2001	-	-	-	-
2000	-	1	-	.333

(10)

Present Activities

There were no wells drilling at December 31, 2002.

(11)

Delivery Commitments

None.

Item 3.

Legal Proceedings

Canada Southern believes that the working interest owners in the Kotaneelee gas field have not adequately pursued the attainment of contracts for the sale of Kotaneelee gas.  In October 1989 and in March 1990, Canada Southern filed statements of claim in the Court of Queen's Bench of Alberta, Judicial District of Calgary, Canada, against the working interest partners in the Kotaneelee gas field.  The named defendants were Amoco Canada Petroleum Corporation, Ltd., Dome Petroleum Limited (now BP Canada Resources Ltd.), and Amoco Production Company, Columbia Gas Development of Canada Ltd., Mobil Oil Canada Ltd. and Esso Resources of Canada Ltd. In 1991, Anderson Exploration Ltd. acquired all of the shares in Columbia and changed its name to Anderson Oil & Gas Inc.  Anderson was the sole operator of the field and is a direct defendant in the Canadian lawsuit.  During 2001, Devon Canada Corporation acquired Anderson.

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

In addition, Canada Southern claimed that the defendants should reduce the carried interest account because of improper charges to the carried interest account.  Canada Southern claimed that when the defendants in 1980 suspended production from the field's gas wells, they failed to take precautionary measures necessary to protect and maintain the wells in good operating condition.  The wells thereafter deteriorated, which caused unnecessary expenditures to be incurred, including expenditures to redrill one well.  In addition, Canada Southern claimed that expenditures made to repair and rebuild the field’s dehydration plant should not have been necessary had the facilities been properly constructed and maintained by the defendants.  The expenditures, Canada Southern claimed, were inappropriately charged to the field's carried interest account.  The effect of an increased carried interest account is to extend the period before pay out begins to the carried interest account owners.

Canada Southern claimed that production from the field should have commenced in 1984.  At that time the field’s carried interest account was approximately $63,000,000.  Canada Southern claimed that by 1993 at least $34,000,000 of unnecessary expenses had been wrongfully charged to the carried interest account.  Canada Southern’s 30% share of these expenses would be approximately $10,200,000.  Canada Southern further claimed that if production had commenced in 1984, the carried interest account would have been paid out in approximately two years and Canada Southern would have begun to receive revenues from the field in 1986.

Based upon evidence discovered after the trial began, Canada Southern filed a claim during May 1998 that the defendants failed to develop the field in a timely manner.  Further discovery and trial of this claim is not expected to proceed until after a decision of the Court of Appeals.

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

This continuing litigation has been lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties.  The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded.  Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts. However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of December 31, 2002, Canada Southern had expended in excess of $15,500,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

Trial Court Decision

On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment.

The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee field and market the field's natural gas at the earliest feasible date, they did not breach their contractual obligation to market the gas.  The trial court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees.  Although the trial court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 (including interest due) before any applicable income taxes.  Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned by the defendants.

In the Kotaneelee litigation, the trial court retained jurisdiction on the issue of taxable costs, but has expressed a desire to defer the consideration of costs until the Court of Appeal rules on appeals taken by the parties.

Appeals

The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta.  The case management Justice of the Court of Appeal has advised the parties to the litigation that oral arguments will be heard in early December 2003 unless earlier dates become available on the Court’s calendar.

Contingencies

In 1991, Canada Southern granted interests to the following officers, employees, directors, litigation counsel and consultants aggregating 7.8% (an additional .75% was granted in 1997 to litigation counsel) of any and all net recoveries from the defendants in the Kotaneelee gas field litigation due to the defendants’ failure to assure the earliest feasible development and marketing of gas and due to other failures:

Holder	Relationship to Canada Southern at Date of Grant	Net Recovery Percentage
Robert J. Angerer	Litigation Counsel	2.00
Reasoner, Davis & Fox	Counsel	2.00
Murtha Cullina LLP	Securities Counsel	1.00
G&O’D INC	Consultants	1.00
J. Peter McMahon	Litigation Counsel	1.00
V. D. MacDonald	Litigation Counsel	.75
Charles J. Horne	President	.25
Benjamin W. Heath	Director	.25
Betsy F. Shaw	Vice President	.10
Evelyn D. Scott	Treasurer/Secretary	.10
Angela N. Morar	Accountant	.10
		8.55

Uncertainty

There is no assurance that Canada Southern will be successful on its claims, which have been vigorously defended by the defendants.  There is also no assurance that Canada Southern will be awarded any damages, or that, if ultimately damages are awarded, the Court will apply the measure of damages Canada Southern claims should be applied.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of Canada Southern

The following information with respect to our executive officers is furnished pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Length of

Other Positions

Service

Held with

         Name

Age

                Office

in this Office

Canada Southern

Randy L. Denecky

39

Acting President

January 6, 2002

None

to present

Chief Financial and

November 7, 2001

None

Accounting Officer

to present

All of the officers of Canada Southern are elected annually by the Board of Directors and serve at the pleasure of the Board of Directors.

Canada Southern is not aware of any arrangement or understanding between Mr. Denecky and any other person by which Mr. Denecky was selected as an officer.

PART II

Item 5.

Market for Canada Southern Petroleum Ltd. Limited Voting Shares and Related Stockholder Matters

(a)

Principal Markets

Canada Southern’s Limited Voting Shares, par value $1.00 per share, are traded on The Toronto, Pacific and Boston Stock Exchanges [Symbol: “CSW”], and in the NASDAQ SmallCap Market [Symbol: “CSPLF”].

The quarterly high and low closing prices (in Canadian dollars) on The Toronto Stock Exchange during the calendar periods indicated were as follows:

2002	1st quarter	2nd quarter	3rd quarter	4th quarter
High	8.59	8.00	5.75	4.79
Low	5.65	5.00	4.00	3.90

2001	1st quarter	2nd quarter	3rd quarter	4th quarter
High	9.95	15.00	12.96	8.77
Low	6.50	7.50	6.75	6.47

The quarterly high and low closing prices (in U. S. dollars) on the NASDAQ SmallCap Market during the calendar periods indicated were as follows:

2002	1st quarter	2nd quarter	3rd quarter	4th quarter
High	5.40	5.15	3.70	3.15
Low	3.50	3.09	2.50	2.50

2001	1st quarter	2nd quarter	3rd quarter	4th quarter
High	6.81	9.87	8.62	5.59
Low	4.09	4.88	4.12	4.00

(a)

Approximate Number of Holders of Limited Voting Shares at March 10, 2003

Title of Class	Approximate number of Record Holders
Limited Voting Shares, par value $1.00 per share.	3,816

(c)

Dividends

Canada Southern has never paid a dividend on its Limited Voting Shares.  Any future dividends will be dependent on earnings, financial condition, and business prospects. Under the rules of incorporation of Nova Scotia, Canada Southern cannot legally pay any dividend or make any other payment to shareholders on the Limited Voting Shares until the deficit of $16,087,157 at December 31, 2002 is eliminated.

Current Canadian law does not restrict the remittance of dividends to persons not residing in Canada.  Under current Canadian tax law and the United States-Canada Tax Convention (1980), any dividends paid to U.S. resident shareholders under the Convention are generally subject to a 15% Canadian withholding tax.

(d)

Recent Sales of Unregistered Securities

None.

Item 6.

Selected Financial Data

The following selected consolidated financial information (in thousands except per share and exchange rate data) of Canada Southern as it relates to each of the fiscal periods shown has been extracted from our consolidated financial statements.

Years ended December 31,

	2002	2001	2000	1999	1998
	($)	($)	($)	($)	($)

Operating revenues *	9,511	15,758	1,232	777	1,810

Total revenues	9,937	16,036	1,379	1,030	3,409

Net income (loss)	2,357	10,183	(3,084)	(3,001)	(2,328)

Net income (loss) per share:
Basic	.16	.71	(.22)	(.21)	(.16)
Diluted	.16	.70	(.22)	(.21)	(.16)

Working capital	20,963	14,858	1,261	3,629	6,876

Total assets	28,773	25,088	12,749	16,073	18,854

Shareholders’ Equity:
Capital stock	41,690	41,690	40,794	40,787	40,489
Deficit	(16,087)	(18,444)	(28,626)	(25,542)	(22,540)
Total	25,603	23,246	12,168	15,245	17,949

Average number of shares outstanding:
Basic	14,418	14,365	14,285	14,253	14,235
Diluted	14,418	14,476	14,285	14,253	14,235

Exchange rates:
(Canadian $ = U.S. $)
Year-end	.6342	.6278	.6672	.6924	.6535

Average for the period	.6369	.6458	.6736	.6733	.6749

Range	.62-.66	.62-.67	.65-.69	.67-.69	.63-.67

* Excludes interest and other income

Item 7.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

Forward Looking Statements

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, pricing and production levels from the properties in which Canada Southern has interests, and the extent of the recoverable reserves at those properties.  The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.

Recently Issued Statements of Financial Accounting Standards

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.”  This statement, effective in U.S. GAAP, for fiscal years beginning on or after June 15, 2002, requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of a liability can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Similar standards have been introduced within Canadian GAAP effective for fiscal 2004.  The effect of this pronouncement on the financial position of Canada Southern and the resulting Canadian and U.S. GAAP differences have yet to be determined.

In August 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets.  Statement No. 144 was effective for the 2002 fiscal year and did not have a material impact on Canada Southern’s financial position.

Contractual Obligations

A summary of Canada Southern’s contractual obligations as of December 31, 2002 is provided in the following table:

	2003	2004	2005
Operating lease obligations	$46,690	$47,696	$19,873
Total	$46,690	$47,696	$19,873

Critical Accounting Policies

Use of estimates

Inherent in the preparation of financial statements is the use of estimates and assumptions regarding certain assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly actual results may differ from the estimated amounts.  Areas that involve the use of significant estimates critical the accounts of Canada Southern are outlined below.

Full cost ceiling test calculations

Canada Southern follows the full cost method of accounting for its oil and gas properties.  The full cost method requires Canada Southern to calculate on a quarterly basis, a “ceiling test” or limitation of the amount of properties that can be capitalized on the balance sheet.

The ceiling test is a cost recovery test, that compares the expected future net revenues from the Company’s oil and gas assets (adjusted for certain items) with the capitalized or net book value on the consolidated balance sheet.  If the capitalized costs on the consolidated balance sheet are in excess of the calculated ceiling, the excess must be immediately written off as a writedown expense.

The discounted present value of Canada Southern’s proved natural gas, liquids, and oil reserves is a major component of the ceiling test calculation. This component inherently contains many subjective judgments, such as projected future production rates, the timing of future expenditures, and the economic productive limit of the Company’s assets.  Canada Southern utilizes the resources of a professional independent engineer to evaluate all of its reserves on an annual basis.

The passage of time provides additional qualitative information regarding the Company’s reserves that could result in reserve revisions or re-determinations.  Future significant reductions in a property’s production or a significant decrease in product pricing could result in a full cost ceiling test writedown.

In addition, significant changes in proven reserves will impact the calculation of depletion.

Future site restoration

The determination of the amount of future asset retirement obligations, asset retirement costs, reclamation, and other similar activities is subject to the use of significant estimates and assumptions.  Such estimates include major items such as the remaining economic reserve life of a property as discussed above, the timing of abandonment, the costs related to the abandonment, and others.  Significant changes in any of the assumptions could alter the amount of site restoration.

Revenue recognition

Canada Southern’s accounting policy with respect to revenue recognition is conservative.

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

In 2001, the trial court judge rendered his decision with respect to the long outstanding litigation.  Although Canada Southern estimates its award to be approximately $25,000,000, as the judgment is under appeal and collection of that amount is not assured, Canada Southern has not recorded the amount as revenue.

(1)

Liquidity and Capital Resources

At December 31, 2002, Canada Southern had approximately $19,500,000 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

Net cash flow provided from operations during 2002 was $6,824,000 compared to the funds provided from operations of $11,487,000 during 2001.

Decrease in income from operations	$(6,559,229)
Net changes in accounts receivable and other	3,025,701
Net changes in current liabilities	(1,129,038)
Decrease in net cash provided by operations	$(4,662,566)

At December 31, 2000, most of Canada Southern’s properties were carried interest properties including the Kotaneelee field.  The majority of the carried interest properties in British Columbia were converted to working interests in 2001.

Canada Southern has budgeted capital expenditures in 2003 of approximately $3,000,000 for workovers, equipment, drilling and other activities.

Canada Southern's Kotaneelee carried interest account reached undisputed pay out status on January 19, 2001.  Canada Southern received its first payment of net production proceeds from the Kotaneelee gas field during May 2001.

On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment.  The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas.  The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees.  Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 before any applicable taxes.  The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned.  The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties.  Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties.  The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded.  Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of December 31, 2002, Canada Southern had expended in excess of $15,500,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta.  All written filings were filed by both Canada Southern and the defendants prior to the Court imposed deadline of December 31, 2002.  The case management Justice of the Court of Appeal has advised the parties to the litigation that oral arguments will be heard in early December 2003 unless earlier dates become available on the Court’s calendar.

Canada Southern has established a provision for its potential share of future site restoration costs.  The estimated amount of these costs, which totals approximately $1,595,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.  At December 31, 2002, Canada Southern had accrued $572,000 of these costs with $1,023,000 remaining to be accrued in the future. The estimated costs of abandoning carried interest wells are not included in future site restoration costs.  These costs would be paid by the working interest partners and charged to the carried interest account.

(2)

Results of Operations

2002 vs. 2001

A comparison of revenues, costs and expenses, income taxes, net income and earnings per share for 2002 and 2001 is as follows:

	2002	2001	Net Change
Revenues	$ 9,936,730	$16,036,476	$ (6,099,746)
Costs and expenses	(6,067,135)	(4,658,275)	(1,408,860)
Income tax provision	(1,513,000)	(1,195,700)	(317,300)
Net income	$ 2,356,595	$10,182,501	$ (7,825,906)

Net income per share:
Basic	$.16	$.71	$(.55)
Dilutive	$.16	$.70	$(.54)

Proceeds from carried interests decreased 42% to $7,470,000 during 2002 from $12,880,000 in 2001, mainly due to the decreased production volumes and lower natural gas prices.  Effective for the production period beginning September 2001, the defendants no longer deducted a processing fee on the monthly payments of carried interest revenues.  The following is a comparison of the proceeds from carried interests for the years indicated:

	2002	2001
Kotaneelee natural gas field	$ 7,194,000	$12,549,000
Other properties	276,000	331,000
Total	$ 7,470,000	$12,880,000

Natural gas sales from the Kotaneelee field are approximately 80% of total monthly production.

Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

In addition, water production has increased since 2001 and the producing field may require the drilling of another water disposal well.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  If water production were to continue to increase, future gas production from the B-38 well could be adversely impacted.

Production from the Kotaneelee field during the year 2002 was as follows:

Month	Mmcf/d	Month	Mmcf/d
January	41.9	July	37.3
February	40.5	August	33.8
March	39.0	September	24.8
April	39.4	October	34.2
May	38.1	November	33.6
June	37.4	December	32.1

Individual Kotaneelee well production for the month of December 2002 was 16.3 Mmcf per day from the B-38 well and 15.8 Mmcf per day from the I-48 well (December 2001 - B-38 was 24.8 Mmcf per day and the I-48 was 17.5 Mmcf per day).

Sales volumes decreased by 10% from 2001 to 2002 (from 3,504,000 mcf to 3,167,000 mcf respectively).  Average gas prices decreased 35% and operating and capital costs decreased by 39% in 2002 as compared with 2001.

During the year 2002 proceeds from carried interest included $266,747 of carried interest revenues relating to production periods prior to January 1, 2002 from the Siphon property, which was converted into a working interest effective April 1, 2001.

During the year 2001 proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.

During 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.  Discussions with the operator are continuing and it is expected that this issue will be resolved during 2003.

Company carried interest natural gas volumes in thousand cubic feet (“mcf”) (before deducting royalties) and related liquids volumes in barrels (“bbls”) and the average price of gas per mcf and liquids per bbl sold during the periods indicated were as follows:

	2002			2001
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	3,166,982	$ 3.53	$11,189,000	3,504,161	$ 5.40	$18,908,000
NGL sales (bbls)	560	$19.93	11,000	402	$42.38	17,000
Royalties			(1,481,000)			(2,385,000)
Operating costs			(483,000)			(333,000)
Processing fees			-			(1,983,000)
Transportation			(1,613,000)			(1,306,000)
Capital costs			(153,000)			(38,000)
Total			$ 7,470,000			$12,880,000

Gas revenue decreased 32% from $2,714,000 in 2001 to $1,832,000 in 2002.  There was a 26% increase in the number of working interest gas units sold and a 45% decrease in the average price for related gas.  Gas sales include royalty income, which decreased 18% from $215,000 in 2001 to $176,000 in 2002.  The number of royalty units sold increased by 50% over 2001, however the sales price per mcf decreased 46% over the same period.  The volumes in mcf (before deducting royalties) and the average price of gas per mcf sold during the periods indicated were as follows:

	2002			2001
		Average price			Average price
	mcf	per mcf	Total	mcf	per mcf	Total
Gas sales	610,366	$3.79	$2,311,000	483,595	$6.94	$3,356,000
Royalty income	45,132	$3.91	176,000	30,004	$7.18	215,000
Royalties	-	-	(655,000)	-	-	(857,000)
Total	655,498		$1,832,000	513,599		$2,714,000

Oil and natural gas liquid sales increased by 27% in 2002 to $210,000 compared to $165,000 in 2001.  Since Canada Southern sold most of its producing oil properties in 2000, the majority of liquid sales is derived from natural gas liquids.  Future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil and natural gas liquid unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	2002			2001
		Average price			Average price
	bbls	per bbl	Total	bbls	per bbl	Total
Liquid sales	9,607	$29.48	$283,000	6,013	$32.97	$199,000
Royalty income	179	$32.22	6,000	130	$39.63	5,000
Royalties	-	-	(79,000)	-	-	(39,000)
Total	9,786		$210,000	6,143		$165,000

Interest and other income increased 53% in 2002.  Interest income increased from $278,000 to $425,000 in 2002 because more funds were available for investment, and because of steps taken to improve the yield on those funds.  The 2002 period includes proceeds from the sale of seismic data in the amount of $51,000 compared to $25,000 from such sales in 2001.

General and administrative costs increased 14% in 2002 to $1,623,000 from $1,429,000 in 2001, primarily because of increases in auditing costs, insurance costs, shareholder communications costs, and directors’ expenses.  Canada Southern performed joint venture audits on three of the four Kotaneelee working interest partners in the fourth quarter of 2002.  After September 11, 2001, insurance premiums have risen significantly.  With the election of two new directors in 2002, directors’ fees and expenses increased over the prior year.  A comparative summary of general and administrative costs grouped by major category is as follows:

	2002	2001
Consultants	$ 365,900	$ 472,100
Salaries and benefits	234,300	200,100
Shareholder communications	289,000	228,600
Insurance expense	218,700	146,700
Directors fees and expenses	199,700	120,300
Audit and related services	165,800	97,000
Other	149,600	164,200
Total	$1,623,000	$1,429,000

Legal expenses decreased 6% during 2002 to $952,000 compared to $1,012,000 in 2001.  These expenses are related primarily to the cost of the Kotaneelee litigation.  Legal work associated with the appeal of the trial court’s decision resulted in legal expenses in 2002 somewhat below those of 2001.  In 2003 Canada Southern expects that legal expenditures will be less than in 2002 since arguments before the Court of Appeal are not expected to be heard until December 2003.

Lease operating costs increased 66% from $468,000 in 2001 to $779,000 in 2002.  Operating costs were higher in 2002 mainly due to the emergency repair of one of the Company’s gas wells, the inclusion of accounting adjustments to the facility operating expenses at Siphon, and a gas compressor turnaround at Siphon.  In 2002, Canada Southern also experienced the impact of a full year of operating expenses following the conversion from carried into working interest in early 2001.  Once Canada Southern resolves certain facility ownership issues at Buick Creek and Wargen, it may be invoiced for certain previous period facility operating costs which could lead to a one time material adjustment to operating costs recorded in a future period.  Any such amounts are currently undeterminable.

Depletion, depreciation and amortization expense increased 44% in 2002 to $2,398,000 from $1,663,000 in 2001.  The increase in depletion, depreciation and amortization is mainly due to the impact of the decrease in Canada Southern’s estimated reserves from the Kotaneelee field.

The provision for site restoration increased 129% to $314,000 in 2002 from $137,000 in 2001, mainly due to the revision of future site restoration cost estimates and the impact of the decrease in Canada Southern’s estimated reserves from the Kotaneelee field.

A foreign exchange loss of $300 was recorded in 2002, as opposed to the exchange gain of $51,000 in 2001 on Canada Southern’s U.S. investments.  The value of the Canadian dollar was U.S. $.6342 at December 31, 2002 compared to U.S. $.6278 at December 31, 2001.

There were no writedowns during 2002 and 2001.

The income tax provision increased 27% to $1,513,000 in 2002 as compared to the income tax provision of $1,196,000 in 2001.  During the 2001 period, $1,196,000 of income taxes were provided which resulted in an effective tax of rate 11% instead of the expected rate of 43.37% because of the utilization of tax loss carry forwards and earned depletion not previously recorded.

2001 vs. 2000

A comparison of revenues, costs and expenses, income taxes, net income (loss) and earnings per share for 2001 and 2000 is as follows:

	2001	2000	Net Change
Revenues	$16,036,476	$1,379,311	$14,657,165
Costs and expenses	(4,658,275)	(4,545,869)	(112,406)
Income tax recovery (provision)	(1,195,700)	82,225	(1,277,925)
Net income (loss)	10,182,501	$(3,084,333)	$13,266,834

Net income (loss) per share:
Basic	$.71	$(.22)	$.93
Dilutive	$.70	$(.22)	$.92

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

	2001	2000
Kotaneelee gas field	$12,549,000	$ -
Other properties	331,000	797,000
Total	$12,880,000	$797,000

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

Carried interest sales volumes increased by 759% from 2000 to 2001 (from 408,000 mcf to 3,504,000 mcf respectively). Average gas prices increased 59% and operating and capital costs increased by $3,383,000 in 2001 compared to 2000.

During the year 2001 proceeds from carried interests included $315,000 of carried interest revenues relating to production periods prior to January 1, 2001 from the Buick Creek, Wargen and Clarke Lake properties, which were converted to working interests effective January 1, 2001.  During 2000, the operator of these properties withheld $1,081,000 in payments which were not recorded as revenue, to recover amounts claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.

The volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of gas per mcf sold during the periods indicated were as follows:

	2001			2000
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	3,504,161	$ 5.40	$18,908,000	408,000	$ 3.39	$1,382,000
Oil sales (bbls)	402	$42.38	17,000	258	$42.55	11,000
Royalties			(2,385,000)			(319,000)
Operating costs			(333,000)			(260,000)
Processing fees			(1,983,000)			-
Transportation			(1,306,000)			-
Capital costs			(38,000)			(17,000)
Total			$12,880,000			$ 797,000

Gas sales increased 549% from $418,000 in 2000 to $2,714,000 in 2001.  There was a 927% increase in the number of units sold and a 9% decrease in the average price for gas.  In addition, gas sales include royalty income, which increased 48% in 2001.  The volumes in mcf (before deducting royalties) and the average price of gas per mcf sold during the periods indicated were as follows:

	2001			2000
		Average price			Average price
	mcf	per mcf	Total	mcf	per mcf	Total
Gas sales	483,595	$6.94	$3,356,000	50,000	$7.16	$358,000
Royalty income	30,004	$7.18	215,000	-		145,000
Royalties	-		(857,000)	-		(85,000)
Total	513,599		$2,714,000	50,000		$418,000

Oil and natural gas liquid sales increased by 817% in 2001 to $165,000 compared to $18,000 in 2000.  Since Canada Southern sold most of its producing oil properties in 2000, the majority of liquid sales relate to natural gas liquids.  Future oil sales are expected to be minimal unless additional producing properties are drilling or purchased. Crude oil and natural gas liquid unit sales in barrels (bbls) (before deducting royalties) and the average price per bbl sold during the periods indicated were as follows:

	2001			2000
		Average price			Average price
	bbls	per bbl	Total	bbls	per bbl	Total
Liquid sales	6,013	$32.97	$ 199,000	403	$43.42	$ 18,000
Royalty income	130	$39.63	5,000	-		-
Royalties	-		(39,000)	-		-
Total	6,143		$ 165,000	403		$ 18,000

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

Legal expenses decreased 49% during 2001 to $1,012,000 compared to $1,990,000 during 2000.  These expenses are related primarily to the cost of the Kotaneelee litigation.  On February 6, 2001, presentation of evidence to the trial court was concluded, and as a result the legal expenses were reduced in 2001.  The appeal of the trial court’s decision is expected to increase legal expenses in 2002.

Lease operating costs increased 643% from $63,000 in 2000 to $468,000 in 2001.  The conversion of certain properties from carried interest into working interest properties during the year resulted in higher lease operating costs.

Depletion, depreciation and amortization expense increased 670% in 2001 to $1,663,000 from $216,000 in 2000.  The increase in depletion, depreciation and amortization is mainly due to the increase in production as a result of the net carried interest revenue attributable to the Kotaneelee field.

The provision for site restoration increased from $300 in 2000 to $137,000 in 2001 mainly due to the increase in production as a result of the net carried interest attributable to Kotaneelee.

A foreign exchange gain of $51,000 was recorded in 2001, similar to the exchange gain of $51,000 in 2000 on Canada Southern’s U.S. investments.  The value of the Canadian dollar was U.S. $.6278 at December 31, 2001 compared to U.S. $.6672 at December 31, 2000.

Writedowns decreased to nil during 2001, as compared with $635,000 in 2000.  Canada Southern’s investment in a Texas project was written down to a nominal value during 2000 because the project was deemed to be uneconomic.

An income tax provision of $1,196,000 was recorded in 2001 compared to an income tax recovery of $82,000 in 2000.  During the 2001 period, $1,196,000 of income taxes were provided which resulted in an effective tax of rate 11% instead of the expected rate of 43.37% because of the utilization of tax loss carry forwards and earned depletion not previously recorded as a future tax asset.

Item 7A.

Quantitative and Qualitative Disclosure About Market Risk

Canada Southern does not have any significant exposure to market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities.  At December 31, 2002, the carrying value of such investments (including those classified as cash and cash equivalents) was $19,242,064, which was approximately equal to fair value and face value of the investments.

Canada Southern utilizes the guidance provided from the Dominion Bond Rating Service Limited (“DBRS”) Commercial Paper and Short Term Rating Scale in evaluating its investments.  DBRS is the benchmark rating service for money markets in Canada (as are S&P and Moody’s in the U.S.).  This rating scale is meant to give an indication of the risk that the borrower will not fulfill its repayment obligations in a timely manner.  DBRS utilizes three main classifications of investment quality; “R-1” (prime credit quality), “R-2” (adequate credit quality), and “R-3” (speculative).  Within each main classification, DBRS uses subset grades to designate the relative standing of credit within the particular category (“high”, “mid” or “low”).  Generally only Government of Canada guaranteed investments earn an “R-1 high” rating.

To ensure capital preservation, Canada Southern’s investment policy allows only for investments within the highest quality ratings of R-1 (high, mid, or low).  Given that credit ratings can change rapidly in today’s economy, Canada Southern’s current practice is to invest in a particular investment for periods no longer than 100 days.  As a result of the strategy to select high quality investments in combination with short terms to maturity, Canada Southern expects to hold the investments to maturity, and realize maturity value.

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At December 31, 2002, the U.S. dollar investments totaled $2,602,497 (U.S. $1,650,388) (2001 - $294,920; U.S. $185,158).

Item 8.

Financial Statements and Supplementary Data

AUDITORS’ REPORT

To the Shareholders of

Canada Southern Petroleum Ltd.

We have audited the consolidated balance sheets of Canada Southern Petroleum Ltd. as at December 31, 2002 and 2001, and the consolidated statements of operations and deficit, cash flows and limited voting shares and contributed surplus for each of the years in the three year period ended December 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Canada Southern Petroleum Ltd. as at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2002, in accordance with Canadian generally accepted accounting principles.

Calgary, Canada

/s/ Ernst & Young LLP

March 7, 2003

Chartered Accountants

CANADA SOUTHERN PETROLEUM LTD.

(Incorporated under the laws of Nova Scotia)

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

As at December 31,
2002	2001

Assets
Current assets
Cash and cash equivalents (Note 2)	$ 19,454,453	$ 13,104,666
Accounts receivable (Note 3)	2,683,367	3,008,632
Other assets	408,074	322,747
Total current assets	22,545,894	16,436,045

Oil and gas properties and equipment (full cost method) (Note 4)	6,227,463	8,151,670

Future income tax asset (Note 6)	-	500,000
Total assets	$28,773,357	$25,087,715

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 515,429	$ 696,576
Accrued liabilities (Note 5)	1,067,504	881,948
Total current liabilities	1,582,933	1,578,524

Future income tax liability (Note 6)	1,016,000	-
Future site restoration provision (Note 7)	571,978	263,340
	3,170,911	1,841,864

Commitments and contingencies (Notes 7 and 8)	-	-

Shareholders’ Equity
Limited Voting Shares, par value
$1 per share (Note 9)
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	27,271,833	27,271,833
Total capital	41,689,603	41,689,603
Deficit	(16,087,157)	(18,443,752)
Total shareholders’ equity	25,602,446	23,245,851
Total liabilities and shareholders’ equity	$28,773,357	$25,087,715

See accompanying notes.

Signed on behalf of the Board

/s/ Arthur B. O’Donnell

/s/ Richard C. McGinity

Director

Director

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Expressed in Canadian dollars)

Years ended December 31,

	2002	2001	2000

Revenues:
Proceeds from carried interests (Notes 8, 10 and 11)	$7,469,587	$12,879,512	$ 796,560
Natural gas sales (Notes 10 and 11)	1,832,031	2,713,636	418,053
Oil and liquid sales (Notes 10 and 11)	209,757	164,996	17,522
Interest and other income	425,355	278,332	147,176
Total revenues	9,936,730	16,036,476	1,379,311

Costs and expenses:
General and administrative	1,623,389	1,428,915	1,693,710
Legal (Notes 8 and 10)	952,426	1,011,521	1,989,540
Lease operating costs	778,586	468,089	62,778
Depletion, depreciation and amortization	2,398,358	1,663,402	215,700
Future site restoration provision	314,000	137,000	300
Foreign exchange (gains) losses	376	(50,652)	(50,741)
Writedowns (Note 4)	-	-	634,582
Total costs and expenses	6,067,135	4,658,275	4,545,869

Income (loss) before income taxes	3,869,595	11,378,201	(3,166,558)
Income tax (expense) recovery (Note 6)	(1,513,000)	(1,195,700)	82,225
Net income (loss)	2,356,595	10,182,501	(3,084,333)
Deficit - beginning of year	(18,443,752)	(28,626,253)	(25,541,920)
Deficit - end of year	$(16,087,157)	$(18,443,752)	$(28,626,253)

Net income (loss) per share:
Basic	$.16	$.71	$(.22)
Diluted	$.16	$.70	$(.22)

Average number of shares outstanding: Basic	14,417,770	14,365,278	14,285,047
Diluted	14,417,770	14,475,788	14,285,047

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

Years ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,356,595	$10,182,501	$(3,084,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion, depreciation and amortization	2,398,358	1,663,402	215,700
Future site restoration provision	314,000	137,000	300
Site restoration expenditures	(5,362)	(9,783)	(38,573)
Writedowns	-	-	634,582
Future income tax expense (recovery)	1,516,000	1,165,700	(82,225)
Funds provided by (used in) operations	6,579,591	13,138,820	(2,354,549)
Change in current assets and liabilities:
Accounts receivable	325,265	(2,763,887)	116,007
Other assets	(85,327)	(21,876)	6,648
Accounts payable	(181,147)	389,026	(327,050)
Accrued liabilities	185,556	744,421	119,271
Net cash provided by (used in) operating activities	6,823,938	11,486,504	(2,439,673)

Cash flows from investing activities:
Additions to oil and gas properties and equipment	(474,151)	(1,238,291)	(357,296)
Sale of marketable securities	-	-	568,374
Proceeds from the sale of properties	-	801,227	336,000
Net cash (used in) provided by investing activities	(474,151)	(437,064)	547,078

Cash flows from financing activities:
Exercise of stock options	-	895,195	7,096
Net cash provided from financing activities	-	895,195	7,096

Increase (decrease) in cash and cash equivalents	6,349,787	11,944,635	(1,885,499)
Cash and cash equivalents at the beginning of year	13,104,666	1,160,031	3,045,530
Cash and cash equivalents at the end of year (Note 2)	$19,454,453	$13,104,666	$1,160,031

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF LIMITED VOTING SHARES

AND CONTRIBUTED SURPLUS

(Expressed in Canadian dollars)

		Limited
	Number	Voting Shares	Contributed
	of shares	$1 par value	surplus	Total

Balance as at December 31, 1999	14,284,970	$ 14,284,970	$ 26,502,342	$ 40,787,312

Exercise of stock options	1,000	1,000	6,096	7,096

Balance as at December 31, 2000	14,285,970	14,285,970	26,508,438	40,794,408

Exercise of stock options	131,800	131,800	763,395	895,195

Balance as at December 31, 2001 and 2002	14,417,770	$14,417,770	$27,271,833	$41,689,603

See accompanying notes.

1.

Summary of significant accounting policies

Accounting principles

Canada Southern Petroleum Ltd. (“Canada Southern”) prepares its accounts in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”) which conform in all material respects with United States generally accepted accounting principles (“U.S. GAAP”) except as disclosed in Note 12.

Consolidation

The consolidated financial statements include the accounts of Canada Southern and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited.

Use of estimates

The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Specifically estimates were utilized in calculating depletion, depreciation and amortization, site restoration costs, and abandonments and writedowns.  Actual results could differ from those estimates and the differences could be material.

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

The net carrying cost of Canada Southern's oil and gas properties in producing cost centers is limited to an estimated recoverable amount.  This amount is the aggregate of future net revenues from proved reserves and the costs of undeveloped properties, net of impairment allowances, less future general and administrative costs, financing costs and income taxes.  Future net revenues are calculated using year-end prices that are not escalated or discounted.  For Canadian GAAP future net revenues are undiscounted, whereas, for U.S. GAAP future net revenues are discounted at 10%.

1.

Summary of significant accounting policies (Cont’d)

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

On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment.  The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas.  The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees.  Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 before any applicable taxes.  The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned.  The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties.  Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

1.

Summary of significant accounting policies (Cont'd)

Net income (loss) per share

In 2001, Canada Southern, in accordance with the standards issued by the Canadian Institute of Chartered Accountants, retroactively adopted the treasury method of earnings per share (“EPS”).  The new methodology establishes dilution assuming proceeds from the exercise of dilutive options are used to purchase shares at the average market price.  The previous methodology assumed proceeds were used to repay debt.  There is no change in EPS for years prior to adoption, as the effect of the exercise of stock options would have been anti-dilutive.

Future site restoration provision

Canada Southern has established a policy to accrue for its potential share of future site restoration provision for all working interest properties held.  The estimated amount of these costs, which totals approximately $1,595,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.  At December 31, 2002, Canada Southern had accrued for $572,000 of these costs with $1,023,000 remaining to be accrued in the future.  The estimated costs of abandoning carried interest wells are not included in future site restoration costs.  The Company expects that these costs would be paid by the working interest partners and charged to the carried interest account.

Future income taxes

Canada Southern follows the liability method of accounting for income taxes. Under this method, Canada Southern records income taxes to give effect to temporary differences between the carrying amount and the tax bases of Canada Southern's assets and liabilities.  Future income taxes are recorded at the substantively enacted income tax rates that are expected to apply when the future tax liability is settled or the future tax asset is realized. Income tax expense is the tax payable for the period and the change during the period in future income tax assets and liabilities.

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

1.

Summary of significant accounting policies (Cont'd)

Stock based compensation

Canada Southern has a stock based compensation plan for its employees, officers, directors, and non-employees to acquire common shares.  Stock options are issued at the fair market value of the shares on the date of the grant.  As Canada Southern follows the intrinsic value method in accounting for its stock options issued to employees, officers and directors, no compensation expense is recorded when options are granted.  Options issued to non-employees are valued at fair value and compensation expense is recorded when the options are granted.  Consideration received on the exercise of the options is credited to share capital.  Note 9 contains the details of the current options outstanding.

2.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	December 31
	2002	2001
Cash	$ 212,389	$ 212,751
Canadian marketable securities (Yield: 2002 - 2.8%, 2001 - 2.2%)	16,639,567	499,130
U.S. marketable securities (Yield: 2002 - 1.9%, 2001 -2.7%)	2,602,497	294,920
Canadian money market mutual funds (Yield: 2001 - 2.4%)	-	12,097,865
Total	$19,454,453	$13,104,666

3.

Accounts receivable

Accounts receivable is comprised of normal trade accounts from various industry partners in the Company’s oil and gas properties as follows:

	December 31
	2002	2001
Kotaneelee partners	$1,927,566	$2,174,333
Anadarko Canada	126,968	362,613
Samson Canada Ltd.	269,860	66,589
Others	358,973	405,097
Total	$2,683,367	$3,008,632

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources and ExxonMobil Canada Properties.

4.

Oil and gas properties and equipment

The following tables provide the detail of oil and gas properties and equipment at December 31, 2002 and 2001:

		Depreciation
		Depletion and,	Net Book
	Cost	Write downs	Value
Balance December 31, 2002
Oil and gas properties – developed	$19,985,513	$13,769,766	$6,215,747
Oil and gas properties (U.S.) – developed	1,319,218	1,319,218	-
	21,304,731	15,088,984	6,215,747
Equipment	86,069	74,353	11,716
	$21,390,800	$15,163,337	$6,227,463

Balance December 31, 2001
Oil and gas properties – developed	$19,518,906	$11,383,766	$8,135,140
Oil and gas properties (U.S.) – developed	1,319,218	1,319,218	-
	20,838,124	12,702,984	8,135,140
Equipment	78,524	61,994	16,530
	$20,916,648	$12,764,978	$8,151,670

As at December 31, 2002 and 2001, there were no capital assets relating to undeveloped properties, which have been excluded from the depletion calculation.  During 2002 and 2001, there were no general and administrative expenses that were capitalized ($70,000 in 2000).

On January 15, 2001, Canada Southern sold its interest in Doe Creek, British Columbia for $800,000, effective January 1, 2001.

During 2000, the carrying value costs of approximately $635,000 of the Texas project were written down to a nominal value of $1.00.  The amount of write down was the same under both Canadian and U.S. GAAP.

5.

Accrued liabilities

	December 31
Accrued liabilities	2002	2001
Accounting and legal expenses	$ 54,150	$ 55,000
Joint venture audit fees	42,105	-
Large corporation taxes	-	24,548
Royalties	201,100	38,300
Audit fees	38,500	30,000
Engineering fees	30,049	25,000
Capital and operating costs	701,600	709,100
	$1,067,504	$ 881,948

The working interest partners of the Buick Creek property in British Columbia are presently in the process of recognizing Canada Southern as an owner of the production facilities.  When the process has been completed, Canada Southern anticipates that it will be responsible for the payment of approximately $675,000 for its estimated share of the costs related to facility improvements that were completed in December 2001.  As a result this amount has been included in oil and gas properties and accrued liabilities since December 31, 2001.

6.

Income taxes

Income taxes vary from the amounts that would be computed by applying the statutory Canadian federal and provincial income tax rates as follows:

		December 31
	2002	2001	2000
	43.68%	43.37%	44.84%
Provision (recovery) for income taxes based on combined basic Canadian federal and provincial income tax	$1,690,239	$4,964,726	$(1,419,885)
Nondeductible crown charges	708,801	330,447	40,361
Resource allowance	(763,705)	14,439	284,725
Non capital loss previously unrecognized	(120,749)	(3,295,548)	-
Other	(1,586)	4,692	(16,902)
Depletion previously unrecognized	-	(856,656)	-
Rate adjustments	-	33,600	-
Unrecognized benefit of tax loss	-	-	1,029,476
Actual income tax expense (recovery)	$1,513,000	$1,195,700	$ (82,225)

Future income tax expense (recovery)	$1,516,000	$1,165,700	$ (82,225)
Current income tax expense (recovery)	(3,000)	30,000	-
Total	$1,513,000	$1,195,700	$ (82,225)

6.

Income taxes (Cont’d)

At December 31, 2002, Canada Southern had no net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.

At December 31, 2002, Canada Southern had the following oil and gas income tax deductions available to reduce future taxable income, subject to a final determination by taxation authorities.

Canada
Drilling, exploration and lease acquisition costs	$3,575,000
Undepreciated capital costs	1,814,000
Cumulative eligible capital	352,000

United States
Net operating losses	U.S. 962,000

Canada Southern has a future income tax liability which primarily represents the excess of recorded value of oil and gas properties over the available resource deductions for income tax purposes. In 2001 Canada Southern had a future income tax asset which primarily represented the excess of available resource deductions for income tax purposes over the recorded value of oil and gas properties together with operating and capital income tax loss carry forwards.  These amounts are expected to be recovered from the production of current oil and gas reserves.  As certain of the resource deductions are restricted, there is considerable risk that these deductions will not be utilized.  Accordingly, Canada Southern has established a valuation allowance to recognize this uncertainty.

	December 31
	2002	2001
Tax value of assets (less than) in excess of carrying value	$(271,199)	$1,148,315
Future site restoration costs	187,380	84,769
Tax value of loss carry-forward	-	187,427
Future income tax (liabilities) assets	(83,819)	1,420,511
Valuation reserve	(932,181)	(920,511)
Net future income tax (liability) asset	$(1,016,000)	$500,000

7.

Future site restoration provision

	December 31
	2002	2001
Balance - beginning of year	$263,340	$136,123
Future site restoration provision	314,000	137,000
Current year expenditures	(5,362)	(9,783)
Balance – end of year	$ 571,978	$ 263,340

Total future site restoration provision at December 31, 2002 was estimated to be $1,595,000. The estimated future site restoration costs to be accrued over the remaining life of the proven reserves at December 31, 2002 were approximately $1,023,000.

8.

Commitments and Contingencies

Litigation

Canada Southern's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada.  The permit consists of 30,753 gross acres.  This permit is partially developed into a natural gas field.  There have been six wells drilled: two producing natural gas wells, one salt water disposal well and three abandoned wells.  Gross natural gas production from the field for the month of December 2002 was approximately 32.1 million cubic feet per day.

Since 1989, Canada Southern and the other carried interest parties have been involved in litigation in the Court of Queens Bench in Calgary, Canada with the field working interest parties (“defendants”).  Canada Southern claims that the defendants breached a contract obligation and/or a fiduciary duty owed to Canada Southern to market gas in 1984 from the field when it was possible to so.  In addition, Canada Southern claimed that Canada Southern's carried interest account should be reduced because of improper charges to the carried interest account by the defendants.  Canada Southern sought money damages and the forfeiture of the Kotaneelee gas field.  Canada Southern presented evidence at trial that the money damages sustained by Canada Southern were approximately $100,000,000.

A carried interest owner, such as Canada Southern, is entitled to receive its share of field revenues after the working interest parties recover their operating and capital costs.  Although, according to the operator's reports, the Kotaneelee gas field reached pay out status during November 1999, the operator notified Canada Southern in December 1999 that it would not make any payments to the carried interest owners, including Canada Southern, until the issue of the amount of recoverable costs under the carried interest account has been resolved by the Court of Queens Bench in Calgary, Canada.  The operator deposited Canada Southern's share of net production proceeds in an interest bearing account with an escrow agent.

8.

Commitments and contingencies (Cont’d)

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

The Court also ordered that the field's carried interest account be reduced by $5,297,000 and declared that gas produced at the field is not subject to processing fees.  Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 before any applicable taxes.

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

Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of December 31, 2002, Canada Southern had expended in excess of $15,500,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta.  All written filings were filed by both Canada Southern and the defendants prior to the Court imposed deadline of December 31, 2002.  The case management Justice of the Court of Appeal has advised the parties to the litigation that oral arguments will be heard in early December 2003 unless earlier dates become available on the Court’s calendar.

8.

Commitments and contingencies (Cont’d)

Based upon evidence discovered after the trial began, Canada Southern filed a claim during May 1998 that the defendants failed to develop the field in a timely manner.  Canada Southern is unable to estimate the time necessary to conclude this claim.

There is no assurance that Canada Southern will be successful on its claims, which have been vigorously defended by the defendants.  There is also no assurance that Canada Southern will be awarded any damages, or that, if ultimately damages are awarded, the Court will apply the measure of damages Canada Southern claims should be applied.

Facilities and operations

Prior to January 2001, Canada Southern held a significant portion of its oil and gas properties in British Columbia in the form of carried interests.  In approximately January 2001 the operators recovered all of their costs from the carried interest account through related net production revenue (payout occurred).  Effective January 1, and April 1, 2001, Canada Southern converted certain of these properties to a working interest position.

When development of these properties occurred, the operators charged certain facility and pipeline infrastructure construction costs to the carried interest account.  As a result of payout and conversion, Canada Southern has paid for and therefore believes that it should be recognized as an owner of these facilities.

The working interest partners of the Buick Creek property in British Columbia are presently in the process of recognizing Canada Southern as an owner of the production facilities.  When the process has been completed, Canada Southern anticipates that it will be responsible for the payment of approximately $675,000 for its estimated share of costs related to facility improvements that were completed in December 2001.  As a result this amount has been included in oil and gas properties and accrued liabilities since December 31, 2001.

Canada Southern may also be invoiced for additional operating and or capital costs at Buick Creek and certain other areas.  Possible amounts of such costs are currently undeterminable.

Operating lease commitment

At December 31, 2002, the future minimum rental payments and estimated operating costs applicable to Canada Southern's non-cancelable five year operating (office) lease which was effective June 1, 2000, total $114,260 as follows: $46,690 in 2003, $47,696 in 2004 and $19,874 in 2005.

9.

Limited voting shares and stock options

The Memorandum of Association (Articles of Continuance) of Canada Southern provides that no person (as defined) shall vote more than 1,000 shares.

Under the terms of Canada Southern’s 1992 and 1998 stock option plans, Canada Southern is authorized to grant certain employees, directors and non-employees options to purchase Limited Voting Shares at prices based on the market price of the shares as determined on the date of the grant.  The options are normally issued for a period of five years from the date of grant.  Since adoption of the new stock option rules under GAAP, no stock options have been issued to non-employees.

A summary of stock option transactions for the three years ended December 31, 2002 is as follows:

Options Outstanding	Expiration Dates	Number of Shares	Option Prices ($)
January 1, 2000	Nov. 2000 - Jan. 2004	523,500	($6.92 weighted average)
Granted		75,000	8.36
Exercised		(1,000)	7.00
Expired		(4,000)	7.00
December 31, 2000	May 2001 - Jan. 2005	593,500	($7.11 weighted average)
Granted		45,000	6.81
Exercised		(131,800)	6.79
Expired		(64,000)	6.81
December 31, 2001	Jan. 2004 - Nov. 2006	442,700	($7.21 weighted average)
Granted	Jan. 2007	100,000	7.53
Granted	April 2007	50,000	6.81
Expired	June 2002	(75,000)	8.36
December 31, 2002	Jan. 2004 - April 2007	517,700	($7.07 weighted average)

Summary of Options Outstanding at December 31, 2002		Total	Exercisable	Option Prices ($)
Granted 1999	Jan. 2004	322,700	322,700	$7.00
Granted 2001	Nov. 2006	45,000	15,000	$6.81
Granted 2002	Jan. - April 2007	150,000	150,000	$6.81 - $7.53
Total - December 31, 2002		517,700	487,700

Options Reserved for Future Grants		380,134

The dates that unvested options become exercisable are 15,000 on May 1, 2003 and 15,000 on May 1, 2004.

9.

Limited voting shares and stock options (Cont’d)

The following table outlines the calculation of basic and diluted net income (loss) per share using the treasury stock method:

Year ended December 31	2002		2001		2000
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$2,356,595	$2,356,595	$10,182,501	$10,182,501	$(3,084,333)	$(3,084,333)

Weighted average common shares outstanding	14,417,770	14,417,770	14,365,278	14,365,278	14,285,047	14,285,047
Add dilutive effects:
Stock options	-	-	-	110,510	-	-
Weighted average common shares for net income (loss) per share calculation	14,417,770	14,417,770	14,365,278	14,475,788	14,285,047	14,285,047
Net income (loss) per share	$0.16	$0.16	$0.71	$0.70	$(0.22)	$(0.22)

Pro forma information regarding net income and net income per share is required by Canadian and U.S. accounting standards, and has been determined as if Canada Southern had accounted for its stock options using the fair value method.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the 2000 valuation model were:  risk free interest rate - 6.7%, expected life - 5 years and expected volatility - .578.  The assumptions used in the 2001 valuation model were:  risk free interest rate - 3.5%, expected life - 5 years and expected volatility - .625.  The assumptions used in the 2002 valuation model were: risk free interest rate - 3.96%, expected life - 5 years and expected volatility - .647.

Because Canada Southern’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

1.

Limited voting shares and stock options (Cont'd)

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since the options are immediately exercisable.  Canada Southern’s pro forma information is as follows:

                         Amount        Per Share

Net loss as reported – December 31, 2000

$(3,084,333)

$(.22)

Stock option expense

(112,000)

       -

Pro forma net loss – December 31, 2000

 $(3,196,333)

$(.22)

Net income as reported – December 31, 2001

$10,182,501

$.71

Stock option expense

(122,000)

(.01)

Pro forma net income – December 31, 2001

 $10,060,501

$.70

Net income as reported – December 31, 2002

$2,356,595

$.16

Stock option expense

(652,820)

(.05)

Pro forma net income – December 31, 2002

 $  1,703,775

$.11

10.

Related party transactions

In 1991, Canada Southern granted interests to certain officers, employees, directors, litigation counsel and consultants aggregating 7.8% (an additional .75% was granted in 1997 to litigation counsel) of any and all net recoveries from the defendants in the Kotaneelee gas field litigation due to the defendants’ failure to assure the earliest feasible development and marketing of gas and due to other failures.

Murtha Cullina LLP, securities counsel to Canada Southern, (Mr. Timothy L. Largay, a partner of the firm, has been a director of Canada Southern since 1997) was granted a 1% interest and Directors Benjamin W. Heath and Arthur B. O’Donnell were granted a 0.25% and 0.33 1/3% interest, respectively.  Mr. O’Donnell’s interest was derived from a 1% interest granted to G&O’D INC in 1991.

Mr. Heath has royalty interests in certain of Canada Southern’s oil and gas properties, (present and past) which were received directly or indirectly through Canada Southern.  Canada Southern and third-party operators and/or owners of properties made payments pursuant to these royalties for the benefit of Mr. Heath totaling U.S. $21,007, U.S. $40,538 and U.S. $25,247 in 2002, 2001 and 2000, respectively.  These amounts have been recorded at exchange values.

The law firm Murtha Cullina LLP was paid fees of $153,978 for the year 2002 ($230,992 for 2001 and $94,876 for 2000).

Kanik and Associates Ltd. (controlled by Mr. Kanik, a director of the Company) were paid fees of $66,667 during the year (no such fees were paid in 2001 and 2000).

11.

Other financial information

	December 31
	2002	2001	2000

Royalty payments (1)	$2,215,503	$3,280,335	$ 84,769

Rent payments	$48,668	$49,143	$49,057

Interest and line of credit fees	$2,260	$2,540	$4,641

Large corporation & capital tax payments	$70,258	$23,768	$7,824

Accounting and administrative services (2)	$ 157,713	$ 230,865	$276,879

(1)

Oil and gas sales are reported net of royalties incurred. The amount for the year ended December 31, 2002 includes $1,481,319 (2001 - $2,384,723, 2000 - $45,873) of royalties paid out of carried interest revenues.

(2)

G&O’D INC, a Connecticut, United States - based company provided certain accounting and financial services to Canada Southern for many years until December 31, 2002.

12.

U. S. GAAP – Other comprehensive income

Classifications within other comprehensive income relate to unrealized losses on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser.  The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At December 31, 2002, the Company owned approximately 3% (2001 - 4%) of Sefton Resources, Inc. (“Sefton”) with a fair market value of approximately $58,000 (2001 - $427,000) and a carrying value of $1.00.  The shares of Sefton were restricted and could not be sold before December 2001.  The shares are also subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value.  This would result in other comprehensive loss for the years ended December 31, 2001 and 2002.  In addition, the balance sheet would reflect marketable securities in the amount of $58,000 (2001 - $427,000) with a corresponding credit to Shareholders’ Equity – Accumulated other comprehensive income in the same amount.

	December 31
	2002	2001
Net income	$2,356,595	$10,182,501
Change in value of available for sale securities	(368,353)	(607,373)
Other comprehensive income	$1,988,242	$ 9,575,128

13.

U.S. accounting developments

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.”  This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of a liability can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The requirements are effective for fiscal years beginning on or after June 15, 2002.  The effect of this pronouncement on the financial position of Canada Southern and the resulting Canadian and U.S. GAAP differences, are yet to be determined.

14.

Comparative figures

Certain figures presented for comparative purposes have been reclassified to conform to the current year’s financial statement presentation.

CANADA SOUTHERN PETROLEUM LTD.

SUPPLEMENTARY INFORMATION ON OIL AND

GAS PRODUCING ACTIVITIES

(unaudited)

Supplementary Oil and Gas Data

	Year ended December 31,
Total Sales Volumes (before royalties)	2002	2001	Change	% Change
Carried interests (mcf)	3,166,982	3,504,161	(337,179)	(10%)
Carried interests (bbls)	560	402	158	39%

Natural gas (mcf)	655,498	513,599	141,899	28%
Oil and liquids (bbls)	9,786	6,143	3,643	59%

boe’s (6 mcf = 1boe)	647,426	676,171	(28,745)	(4%)
boe’s per day	1,774	1,853	(79)	(4%)

mcfe’s (1 bbl = 6 mcfe)	3,884,558	4,057,028	(172,470)	(4%)
mcfe’s per day	10,643	11,115	(472)	(4%)

The corporate sales mix between gas and liquids is as follows:
Sales Mix Percent
Natural gas (mcf)	98%	99%	(1%)	(1%)
Oil and liquids (mcfe)	2%	1%	1%	100%

The corporate netback analysis for carried interest sales is as follows:

Carried interests (per mcfe)
Sales	$3.53	$ 5.40	$ (1.87)	(35%)
Royalties	(.47)	(.68)	.21	31%
Net Sales	3.06	4.72	(1.66)	(35%)
Lease operating expenses	(.15)	(.10)	(.05)	(50%)
Transportation	(.51)	(.37)	(.14)	(38%)
Processing	-	(.57)	.57	100%
Carried interest capital	(.05)	(.01)	(.04)	(400%)
Field netback	$ 2.35	$ 3.67	$ (1.32)	(36%)

The corporate netback analysis for working and royalty interest sales is as follows:

Working and royalty interests (per mcfe)
Sales	$ 3.89	$ 6.86	$ (2.97)	(43%)
Royalties	(1.03)	(1.63)	.60	37%
Net Sales	2.86	5.23	(2.37)	(45%)
Lease operating expenses	(1.09)	(.85)	(.24)	(28%)
Field netback	$ 1.77	$ 4.38	$ (2.61)	(60%)

Definition of Terms
boe = barrels of oil equivalent	mcfe = thousand cubic feet of natural gas equivalent
mcf = thousand cubic feet of natural gas	bbl = barrel of oil

The following information includes estimates which are subject to rapid and unanticipated change.  Canada Southern cautions that the discounted future net cash flows from proved oil and gas reserves are not an indication of the fair market value of Canada Southern's oil and gas properties or the future net cash flows expected to be generated from the properties.  The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and natural gas reserves.  Also, the estimates do not consider the effect of future changes in oil and gas prices, development, site restoration and production costs, and possible changes in tax and royalty regulations.  The prescribed discount rate of 10% may not appropriately reflect future interest rates.

All amounts below except for costs, acreage, wells drilled and present activities relate to Canada.  Paddock Lindstrom & Associates Ltd., independent consultants, provided oil and natural gas reserve data and the information relating to cash flows.  No reserve estimates were filed with any other Federal authority or agency.

Estimated net quantities of proved liquids and gas reserves:

	Liquids	Natural Gas
Proved reserves:	(bbls)	(Bcf)
December 31, 1999	29,600	23.484
Revisions of previous estimates	(4,787)	(4.531)
Production*	3,787	(.375)
December 31, 2000	28,600	18.578
Sale of properties	-	(.384)
Revisions of previous estimates	(1,585)	(2.530)
Production*	(6,415)	(3.581)
December 31, 2001	20,600	12.083
Revisions of previous estimates	47,138	1.631
Production*	(7,038)	(3.244)
December 31, 2002	60,700	10.470

Proved developed reserves:
December 31, 1999	29,600	23.484
December 31, 2000	25,800	18.312
December 31, 2001	20,600	12.083
December 31, 2002	60,700	10.470

* Production data includes natural gas and liquid sales and the proceeds from the carried interest properties.

Results of oil and gas operations:

	Years ended December 31,
	2002	2001	2000
Income:
Proceeds from carried interests	$7,469,587	$12,879,512	$ 796,560
Natural gas and liquid sales	2,041,788	2,878,632	435,575
	9,511,375	15,758,144	1,232,135
Costs and expenses:
Lease operating costs	778,586	468,089	62,778
Depletion depreciation, and amortization	2,386,000	1,643,002	215,700
Provision for future site restoration costs	314,000	137,000	300
Abandonments and writedowns	-	-	634,582
Current income tax expense (recovery)	(3,000)	30,000	-
Future Income tax expense (recovery)	1,516,000	1,165,700	(82,225)
	4,991,586	3,443,791	831,135
Net income from operations	$4,519,789	$12,314,353	$ 401,000

Capitalized costs of oil and gas activities:

	Years ended December 31,
	2002	2001	2000
Acquisition costs	$ 67,000	$ 47,000	$ 92,000
Exploration	100,000	355,000	65,000
Development	299,000	832,000	195,000
Total	$ 466,000	$1,234,000	$ 352,000

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities during the following period (in thousands of dollars):

	Years ended December 31,
	2002	2001	2000

Future cash inflows	$56,324	$34,658	$171,283
Future development and production costs	(9,580)	(8,406)	(7,345)
	46,744	26,252	163,938
Future income tax expense*	(18,888)	(5,776)	(50,591)
Future net cash flows	27,856	20,476	113,347
10% annual discount	(6,854)	(4,469)	(28,167)
Standardized measure of discounted
future net cash flows	$21,002	$16,007	$ 85,180

*

Reflects total tax pools for the years 2002, 2001 and 2000 that may be used to offset oil and gas income. The tax pools are comprised of carry forward of exploration, development and lease acquisition costs, undepreciated capital costs and earned depletion of $3,786,000, $9,416,000 and $21,988,000 for the years 2002, 2001, and 2000, respectively.

Current prices used in the above estimates were based upon selling prices at the wellhead at December of each year as follows: 2002 - $4.95 per mcf, 2001 - $2.66 per mcf and 2000 - $9.19 per mcf.  Current costs were based upon estimates made by consulting engineers at the end of each year.

Changes in the standardized measure during the following periods (in thousands of dollars):

Years ended December 31,

	2002	2001	2000
Changes due to:
Sale of properties	$ -	$ (3,197)	$ -
Extensions and discoveries	1,120	-	-
Prices and production costs	11,289	(24,171)	88,555
Future development costs	(384)	(1,461)	(273)
Sales net of production costs	(6,580)	(28,380)	(8,984)
Development costs incurred
during the year	299	832	195
Revisions of quantity estimates	7,779	(52,195)	1,697
Accretion of discount	1,977	9,088	3,461
Net change in income taxes	(10,505)	30,311	(30,509)
Net change	$ 4,995	$(69,173)	$ 54,142

Selected quarterly financial data (unaudited)

The following is a summary (in thousands) except for per share amounts of the quarterly results of operations for the years 2002 and 2001:  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2002	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)
Total revenues	2,393	2,521	2,206	2,817
Costs and expenses	(1,492)	(1,744)	(1,300)	(1,531)
Income tax provision	(494)	(228)	(398)	(393)
Net income	407	549	508	893
Per share (basic)	.03	.04	.04	.05
Per share (diluted)	.03	.04	.04	.05
Average number of shares outstanding	14,418	14,418	14,418	14,418

2001	QTR 1	QTR 2	QTR 3	QTR 4
	($)	($)	($)	($)
Total revenues	1,453	6,480	4,302	3,800
Costs and expenses	(809)	(1,031)	(992)	(1,827)
Income tax provision	(58)	(847)	(271)	(20)
Net income	586	4,602	3,039	1,953
Per share (basic)	.04	.32	.21	.14
Per share (diluted)	.04	.32	.21	.13
Average number of shares outstanding	14,309	14,337	14,401	14,418

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

For information concerning Item 10 – “Directors and Executive Officers of Canada Southern,” Item 11 – “Executive Compensation,” Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” (except for the Equity Compensation Plan information) and Item 13 – “Certain Relationships and Related Transactions,” see the Proxy Statement of Canada Southern Petroleum Ltd. relative to the Annual Meeting of Shareholders to be held during June 2003, which will be filed with the Securities and Exchange Commission, which information is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s common stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2002, including the 1992 and 1998 Stock Option Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (#)
Equity compensation plans approved by security holders	517,700 (1)	$7.07	380,134(2)
Equity compensation plans not approved by security holders	-	-	-
Total:	517,700	$7.07	380,134

(1)

1998 Stock Option Plan - 319,866 options issued.

(1)

1992 Stock Option Plan - 197,834 options issued.

(2)

Balance remaining under stock option plan.

The Company's 1992 Stock Option Plan was approved by the shareholders of the Company on December 9, 1992.  600,000 shares of the Company's Limited Voting Shares were authorized for issuance under the terms of the plan.  Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest.  The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.  Of the 600,000 authorized shares under the terms of the 1992 plan, no shares remain available for future issuance under the 1992 Stock Option Plan.

The Company's 1998 Stock Option Plan was approved by the shareholders of the Company on June 11, 1998.  700,000 shares of the Company's common stock were authorized for issuance under the terms of the plan.  Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest.  The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.  As at December 31, 2002, a total of 319,866 options were granted under the plan and 380,134 options were available for future grants.

PART IV

Item 14.

Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including Randy L. Denecky, the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act if 1934).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.  Further, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

(1)

Financial Statements

The financial statements and schedules listed below and included under Item 8, above are filed as part of this report.

Page Reference

Auditors’ Report	45
Consolidated Balance Sheets as at December 31, 2002 and 2001	46
For the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Operations and Deficit	47
Consolidated Statements of Cash Flows	48
Consolidated Statements of Limited Voting Shares and Contributed	49
Surplus for the three years ended December 31, 2002
Notes to Consolidated Financial Statements	50-64
Supplementary Information On Oil and Gas Producing Activities (unaudited)	65-68
Selected quarterly financial data (unaudited)	69

(2)

Consolidated Financial Statement Schedules

All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)

Reports on Form 8-K

None.

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

(b)  Ernst & Young, LLP filed herein.

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

(a)

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

(g)

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Randy L. Denecky.

(d)

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.
(Registrant)

By /s/ Randy L. Denecky
Randy L. Denecky
Dated: March 27, 2003	President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By /s/ Myron F. Kanik	By /s/ Randy L. Denecky
Myron F. Kanik	Randy L. Denecky
Director	President, Treasurer and Chief
Financial and Accounting Officer

Dated: March 27, 2003	Dated: March 27, 2003

By /s/ Timothy L. Largay	By /s/ Benjamin W. Heath
Timothy L. Largay	Benjamin W. Heath
Director	Director

Dated: March 27, 2003	Dated: March 27 , 2003

By /s/ Arthur B. O’Donnell	By /s/ Richard C. McGinity
Arthur B. O’Donnell	Richard C. McGinity
Director	Director

Dated: March 27, 2003	Dated: March 27, 2003

Canada Southern Petroleum Ltd.

Rule 13a-14 Certification

I, Randy L. Denecky, certify that:

1.

I have reviewed this annual report on Form 10-K of Canada Southern Petroleum Ltd.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6.

I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003

/s/ Randy L. Denecky

Randy L. Denecky

President, Treasurer, and Chief Financial and Accounting Officer

INDEX TO EXHIBITS

23.

(a)

Consent of Independent Petroleum Engineers

(b)

Consent of Independent Auditors

99

(a)

Certification pursuant to Section 906 of the Sarbanes Oxley Act by Randy L. Denecky