Form 10-K/A
CANADA SOUTHERN PETROLEUM LTD
filed 2003-04-30
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 001-03793 CANADA SOUTHERN PETROLEUM LTD. (Exact name of registrant as specified in its charter)
NOVA SCOTIA, CANADA	98-0085412
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
#505, 706 - 7th Avenue, S.W., Calgary, Alberta, CANADA	T2P 0Z1 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(403) 269-7741

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Limited Voting Shares, $1 (Canadian) per share	Boston Stock Exchange Pacific Exchange, Inc. Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Limited Voting Shares, $1 (Canadian) per share	NASDAQ SmallCap Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Part I, Items 2, 5 and 8 and Part III, Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K for the year ended December 31, 2002 of Canada Southern Petroleum Ltd. (the “Company”), as filed on March 27, 2003 (the “Original Filing”), and is being filed for four purposes:

1)

to correct a table included on page 22 of the Original Filing under the heading “Total Acreage” that omitted information regarding the Company’s acreage in the Yukon Territory;

2)

to correct a table included on page 63 of the Original Filing contained in footnote 11 to the financial statements that contained an error

3)

to modify the disclosure on page 30 of the Original Filing regarding the payment of dividends; and

4)

to reflect additional disclosures related to the Company’s officers and directors, executive compensation, the security ownership of our management and certain beneficial owners of the Company’s common stock, and to certain relationships and related transactions.

The Company is including the Part III information as part of this amended Form 10-K/A as the Company will not be filing a definitive proxy statement within 120 days after the end of the fiscal year ended December 31, 2002.  The remainder of the information contained in the Original Filing is not amended hereby and shall be as set forth in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

TABLE OF CONTENTS

PART I

Page

Item 2.

Properties

2

Item 5.

Market for Canada Southern Petroleum Ltd. Limited Voting Shares and

Related Stockholder Matters

2

Item 8.

Financial Statements and Supplementary Data

3

PART III

Item 10.

Directors and Executive Officers of Canada Southern Petroleum Ltd.

4

Item 11.

Executive Compensation

7

Item 12.

Security Ownership of Certain Beneficial Owners and Management

8

Item 13.

Certain Relationships and Related Transactions

10

Item 14.

Controls and Procedures

10

___________________________

Unless otherwise indicated, all dollar figures set forth are expressed in Canadian currency.  The exchange rate at March 10, 2003 was $1.00 Canadian = U.S. $0.6823.

-#-

PART I

Item 2.

Properties

The Company hereby amends Item 2 of the Original Filing by deleting in its entirety the table set forth on page 22 of the Original Filing under the heading “Total Acreage” and substituting therefore the following corrected version of the table:

(5)

Total Acreage

Total developed and undeveloped acreage interests owned by Canada Southern is summarized by geographic area in the table below:

	Gross and Net Acres
	Working Interest		Carried Interest		Total
	Gross Acres	Net Acres	Gross Acres	Net Acres*	Gross Acres	Net Acres
Yukon	-	-	30,753	9,226	30,753	9,226
British Columbia	56,104	20,461	11,138	186	67,242	20,647
Arctic Islands	45,100	1,817	133,260	37,257	178,360	39,074
Alberta	10,050	3,542	-	-	10,050	3,542
Saskatchewan	1,280	1,088	-	-	1,280	1,088
Northwest Territories	-	-	1,612	725	1,612	725
	112,534	26,908	176,763	47,394	289,297	74,302

* For purposes of the preceding table, net carried interest acres are determined on an “after conversion to working interest” basis.

The remainder of the information contained in Part I, Item 2 of the Original Filing is not amended hereby and shall be as set forth in the Original Filing.

Item 5.

Market for Canada Southern Petroleum ltd. Limited Voting Shares and Related Stockholder Matters

The Company hereby amends Item 5(c) of the Original Filing by deleting in its entirety the text set forth on page 30 of the Original Filing under the heading “(c) Dividends” and substituting therefore the following corrected version of Item 5(c):

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

The remainder of the information contained in Part I, Item 5 of the Original Filing is not amended hereby and shall be as set forth in the Original Filing.

Item 8.

Financial Statements and Supplementary Data

The Company hereby amends Item 8 of the Original Filing by deleting in its entirety footnote 11 to the Company’s audited financial statements contained in the Original Filing and substituting therefore the following corrected version of the footnote:

11.

Other financial information

	December 31
	2002	2001	2000

Royalty payments (1)	$2,215,503	$3,280,335	$ 84,769

Rent payments	$48,668	$49,143	$49,057

Interest and line of credit fees	$2,260	$12,540	$4,641

Large corporation & capital tax payments	$70,258	$23,768	$7,824

Accounting and administrative services (2)	$ 157,713	$ 230,865	$276,879

(1)

Oil and gas sales are reported net of royalties incurred. The amount for the year ended December 31, 2002 includes $1,481,319 (2001 - $2,384,723, 2000 - $45,873) of royalties paid out of carried interest revenues.

(2)

G&O’D INC, a Connecticut, United States - based company provided certain accounting and financial services to Canada Southern for many years until December 31, 2002.

The remainder of the information contained in Part I, Item 8 of the Original Filing is not amended hereby and shall be as set forth in the Original Filing.

-#-

PART III

Item 10.

Directors and Executive Officers of Canada Southern Petroleum Ltd.

Directors

As of December 31, 2002, the Company’s board of directors included five members.  Pursuant to the Articles of Association of the Company, there are established five classes of directors to be elected on a rotating basis at each successive Annual General Meeting of Shareholders of the Company.  Mr. Benjamin W. Heath, a director of the Company since 1956, has declined to stand for re-election to the Board at the Annual General Meeting to be held in Calgary, Alberta, Canada on June 24, 2003.  The Board of Directors has nominated Mr. D. Michael G. Stewart of Calgary, Alberta, Canada to succeed Mr. Heath.  The following table sets forth information regarding Mr. Stewart, Mr. Heath and the Company’s other directors whose terms of office are to continue after the 2003 Annual General Meeting of Shareholders.

Name	Date Present Term of Office Expires	Principal Occupation During Last Five Years	Director Since	Other Offices Held with Company

Nominee for a five year term expiring at the Company’s 2008 Annual General Meeting:

D. Michael G. Stewart	Director Nominee

Mr. Stewart has been a private consultant and investor since March 2002.  Prior thereto, he had served as Executive Vice President, Business Development for Westcoast Energy Inc., a Canadian energy firm since 1997, and as President and Chief Executive Officer of Westcoast Gas Services Inc., a natural gas processing company from 1993 to 1997. Mr. Stewart is a director and Chair of the Audit Committee of Canadian 88 Energy Corp., a publicly held Canadian energy firm.  Mr. Stewart has over 30 years experience in the energy business and is a registered professional engineer in Alberta.  Age fifty-one.

			N/A	None

Director not continuing in office after the 2003 Annual General Meeting:

Benjamin W. Heath	2003 Annual Meeting	Mr. Heath is the former President and a former director of Coastal Caribbean Oils & Minerals, Ltd. (CCO). Age eighty-seven.	1956	none
Directors continuing in office after the 2003 Annual General Meeting:

Timothy L. Largay	2004 Annual Meeting	Mr. Largay has been a partner in the law firm of Murtha Cullina LLP, Hartford, Connecticut since 1974. Mr. Largay is also a director of Magellan Petroleum Corporation, a publicly held oil and gas exploration and development company. Age fifty-nine.	1997	Secretary

Richard C. McGinity	2005 Annual Meeting	Mr. McGinity has been President since 1986 of School Street Capital Group, an investment-banking firm with offices in Boston, Philadelphia, New Orleans, Jackson Hole, Wyoming and Ann Arbor, Michigan. The firm serves companies seeking expansion financing or merger and acquisition advisory services. Age fifty-nine.	2002	Audit Committee Chairman

Arthur B. O’Donnell	2006 Annual Meeting	Mr. O’Donnell, a CPA, served as an officer of the Company for many years prior to his retirement in 1994. Age seventy-eight.	1997	Audit Committee

Myron Kanik	2007 Annual Meeting	Mr. Kanik is President of Kanik and Associates Ltd. He has been a director of AltaGas Energy Services Inc., a Calgary based natural gas company, since June 1, 2001. Mr. Kanik was president of the Canadian Energy Pipeline Association from 1993 to 1999 and Deputy Minister for the Alberta Department of Energy from 1985-1993. Age sixty-two.	2002	None

Executive Officers

The Company’s sole executive officer is Randy L. Denecky, the Company's Treasurer, Chief Financial and Accounting Officer and Acting President (since January 7, 2002).  Mr. Denecky is elected annually by the Company’s Board of Directors and reports directly to it.

Randy L. Denecky	Acting President, Treasurer and Chief Financial and Accounting Officer

Mr. Denecky has been the Chief Financial and Accounting Officer of the Company since November 7, 2001, and the Acting President since January 7, 2002.  He is a Chartered Accountant who from 1998 to 2001 was the most senior Canadian financial person of Neutrino Resources Inc.  Mr. Denecky has 16 years of Canadian oil and gas industry experience.  Age thirty-nine.

All of the named companies are engaged in oil, gas or mineral exploration and/or development except where noted. The business experience described for each director or executive officer above covers the past five years.

The Company is not aware of any arrangements or understandings between any of the individuals named above and any other person by which any of the individuals named above was selected as a director and/or executive officer. The Company is not aware of any family relationship among the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Limited Voting Shares to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission (the “SEC”).  Such persons are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons. Based solely on its copies of forms received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during the year ended December 31, 2002, its executive officer and directors complied with all applicable filing requirements.

-#-

Item 11.

Executive Compensation

Executive Compensation

The following table sets forth certain summary information concerning the compensation of Mr. Randy Denecky, the Company's Chief Financial Officer and Acting President (since January 7, 2002).

Summary Compensation Table
	Annual Compensation				Long Term Compensation Award Options/SARs(#)
Name and Principal Position	Year	Salary (CDN$)	Bonus (CDN$)	Other (CDN$)(*)
Randy L. Denecky Chief Financial Officer and Acting President	2002 2001	$120,000 $16,667	$20,000 -0-	$2,880 $480	-0- 45,000

* Mr. Denecky was reimbursed for parking during the year.

Mr. Denecky was the Chief Financial Officer commencing on November 7, 2001.

Stock Options

The following table provides information about stock options held by the Company’s Chief Financial Officer and Acting President at December 31, 2002.

Aggregated Option/SAR Exercises in 2002 and December 31, 2002 Option/SAR Values
	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs (#) at December 31, 2002		Value of Unexercised In-The-Money Options/SARs ($) at December 31, 2002
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Randy L. Denecky	-0-	-0-	15,000	30,000	-0-	-0-

Compensation of Directors

Each of the named directors receive an annual director’s fee of $30,000 (U.S. $19,000), a fee of $250 (U.S. $160) for each conference call meeting and $500 (U.S. $320) for each meeting requiring travel.

-#-

The total directors fees received in 2002 were as follows:

Director	Fee (CDN$)
Benjamin W. Heath	$34,750
Timothy L. Largay	$35,250
Arthur B. O’Donnell	$33,500
Myron Kanik	$23,750
Richard C. McGinity	$34,750

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors served in 2002 as the compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The Company knows of no person or group that owns beneficially more than 5% of the outstanding Limited Voting Shares of the Company.

Security Ownership of Management

The following table sets forth information as to the number of shares of the Company’s Limited Voting Shares owned beneficially on December 31, 2002 by (a) each of the Company’s directors and executive officers, (b) the nominee for director, (c) the director not standing for reelection, and (d) by all executive officers and directors of the Company as a group.

	Amount and Nature of Beneficial Ownership
Name of Individual or Group	Shares Held Directly or Indirectly	Options	Percent of Class

Randy L. Denecky	-	45,000	*
Benjamin W. Heath	20,000	20,000	*
Myron Kanik	-	50,000	*
Timothy L. Largay	3,615	125,000	*
Richard C. McGinity	1,000	50,000	*
Arthur B. O’Donnell	1,654	60,000	*
D. Michael G. Stewart	-	-	*
Directors and Officers as a Group (a total of 6)	26,269	350,000	2.5%

________________________

*

The percent of class owned is less than 1%.

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

(1)

1998 Stock Option Plan - 319,866 options issued.

(1)

1992 Stock Option Plan - 197,834 options issued.

(2)

Balance remaining under 1998 Stock Option Plan.

The Company's 1992 Stock Option Plan was approved by the shareholders of the Company on December 9, 1992.  600,000 shares of the Company's Limited Voting Shares were authorized for issuance under the terms of the plan.  Options under the plan may be granted only to directors, officers, key employees of, and consultants and consulting firms to, (i) the Company, (ii) subsidiary corporations of the Company from time to time and any business entity in which the Company from time to time has a substantial interest.  The exercise price of each option to be granted under the plan shall not be less than the fair market value of the stock subject to the option on the date of grant of the option.  Of the 600,000 authorized shares under the terms of the 1992 Plan, no shares remain available for future issuance under the Plan.

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

Item 13.

Certain Relationships and Related Transactions

Certain Business Relationships

On January 29, 1991, the Company granted interests to certain of its officers, employees, directors, counsel and consultants amounting to an aggregate of 7.8% (an additional .75% was granted in 1997 to litigation counsel) of any and all net recoveries from the defendants in the Kotaneelee gas field litigation due to the defendants’ failure to assure the earliest feasible development and marketing of gas and due to other failures. The following interests were granted directly or indirectly to individuals who were then directors or who subsequently became directors of the Company:

Party	Interest Granted (%)
Murtha Cullina LLP (Mr. Largary, a director since 1997)	1.0
Arthur B. O'Donnell (a director since 1997)	0.33 1/3
Benjamin W. Heath (a director since 1956)	0.25

Mr. Myron Kanik, who was elected a director on April 29, 2002, previously agreed to consult with the Company for a one-year term commencing May 1, 2002 and received compensation in the amount of $100,000 in exchange for his consulting services.  The Company and Mr. Kanik have renewed this consulting agreement for an additional one-year term commencing on May 1, 2003.

Royalty Interests

Mr. Benjamin W. Heath, a director of the Company who is not standing for reelection at the Annual General Meeting, has royalty interests in certain of the Company’s oil and gas properties (present or past) which were received directly or indirectly from the Company:  Mr. Heath’s interests range from 1.772% to 2%; and the interests of a trust (in which Mr. Heath has a 54.4% beneficial interest), range from 7.603% to 7.8%.  In each case, the applicable percentage depends on the property on which the royalty is paid.  During 2002, the Company and third-party operators and/or owners of properties made payments to Mr. Heath in the amount of U.S. $21,007.

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

-#-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD. (Registrant)

By /s/ Randy L. Denecky
Randy L. Denecky
Dated: April 29, 2003	President, Treasurer, and Chief Financial and Accounting Officer

-#-

Canada Southern Petroleum Ltd.

CERTIFICATION

I, Randy L. Denecky, certify that:

1.

I have reviewed this annual report on Form 10-K/A of Canada Southern Petroleum Ltd.;

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

Date: April 29, 2003

/s/ Randy L. Denecky

Randy L. Denecky

President, Treasurer,

and Chief Financial and Accounting Officer

-#-

INDEX TO EXHIBITS

23.       (a)    Consent of Ernst & Young LLP filed herein.

99.

(g)

Certification pursuant to Section 906 of the Sarbanes Oxley Act by Randy L. Denecky