Form 10-Q
period 2003-05-15
CANADA SOUTHERN PETROLEUM LTD
filed 2003-05-15
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2003

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

    T2P 0Z1

(Address of principal executive offices)

(Zip Code)

(403) 269-7741

..

(Registrant's telephone number, including area code)

.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X  Yes   No

Indicate by check mark whether the registrant is and accelerated filer (as defined in Rule 126-2 of the Exchange Act)    ¨  Yes   X No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of May 1, 2003.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

MARCH 31, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

March 31,	December 31,
2003	2002

Assets	(unaudited)	(Note)
Current assets
Cash and cash equivalents (Note 2)	$ 21,643,202	$ 19,454,453
Accounts receivable (Note 3)	3,641,932	2,683,367
Other assets	361,134	408,074
Total current assets	25,646,268	22,545,894

Oil and gas properties and equipment, net (full cost method)	6,250,322	6,227,463

Total assets	$31,896,590	$28,773,357

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 549,186	$ 515,429
Accrued liabilities (Note 4)	2,448,605	1,067,504
Total current liabilities	2,997,791	1,582,933

Future income tax liability	1,501,000	1,016,000
Future site restoration provision (Note 5)	484,696	571,978
	4,983,487	3,170,911

Contingencies (Note 6)

Shareholders’ Equity (Note 7)
Limited Voting Shares, par value
$1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	27,271,833	27,271,833
Total capital	41,689,603	41,689,603
Deficit	(14,776,500)	(16,087,157)
Total shareholders’ equity	26,913,103	25,602,446
Total liabilities and shareholders’ equity	$31,896,590	$28,773,357

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Expressed in Canadian dollars)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Proceeds from carried interests	$ 2,876,702	$ 1,907,830
Natural gas sales	1,033,305	378,585
Oil and liquids sales	99,467	36,794
Interest and other income	132,816	69,695
Total revenues	4,142,290	2,392,904

Costs and expenses:
General and administrative	397,363	333,550
Legal	146,594	315,869
Lease operating costs	482,508	133,757
Depletion, depreciation and amortization	516,263	632,000
Site restoration costs	50,000	81,000
Foreign exchange losses (gains)	203,905	(4,181)
Total costs and expenses	1,796,633	1,491,995
Income before income taxes	2,345,657	900,909
Income taxes (Note 8)	1,035,000	494,000
Net income	1,310,657	406,909
Deficit - beginning of year	(16,087,157)	(18,443,752)
Deficit - end of period	$(14,776,500)	$(18,036,843)

Net income per share:
Basic	$.09	$.03
Diluted	$.09	$.03

Average number of shares outstanding: Basic	14,417,770	14,417,770
Diluted	14,417,770	14,417,770

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

Three months ended
March 31,

	2003	2002
Cash flows from operating activities:
Net income	$1,310,657	$406,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	516,263	632,000
Site restoration costs	50,000	81,000
Site restoration expenditures	(137,282)	127
Future income tax expense	485,000	482,000
Funds provided by operations	2,224,638	1,602,036
Change in current assets and liabilities:
Accounts receivable	(958,565)	662,822
Other assets	46,940	(31,654)
Accounts payable	33,757	(21,430)
Accrued liabilities	1,381,101	67,738
Net cash provided by operating activities	2,727,871	2,279,512

Cash flows from investing activities:
Additions to oil and gas properties and equipment	(539,122)	(85,133)
Net cash used in investing activities	(539,122)	(85,133)

Cash flows from financing activities:
Net cash from financing activities	-	-

Increase in cash and cash equivalents	2,188,749	2,194,379
Cash and cash equivalents at the beginning of period	19,454,453	13,104,666
Cash and cash equivalents at the end of period	$21,643,202	$15,299,045

Cash taxes paid	$ 35,000	$ 12,416
Cash interest paid	-	-

See accompanying notes.

Item 1.

Notes to consolidated financial statements

Note 1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. (“Canada Southern”) and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, which have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP).  The effect of differences between these principles and accounting principles generally accepted in the United States (U.S. GAAP) is discussed in Note 9.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	March 31,	December 31,
	2003	2002
Cash	570,168	212,389
Canadian marketable securities (Yield: 2003 - 3.1%, 2002 - 2.8%)	18,640,072	16,639,567
U.S. marketable securities (Yield: 2003 - 1.3%, 2002 -1.9%)	2,432,962	2,602,497
Total	$21,643,202	$19,454,453

Note 3.

Accounts receivable

Accounts receivable is comprised of normal trade accounts from various industry partners in the Company’s oil and gas properties as follows:

	March 31,	December 31,
	2003	2002
Kotaneelee partners	$2,519,641	$1,927,566
Samson Canada Ltd.	511,071	269,860
Anadarko Canada	215,478	126,968
Others	395,742	358,973
Total	$3,641,932	$2,683,367

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources, and ExxonMobil Canada Properties.

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 4.

Accrued liabilities

Accrued liabilities are comprised of normal trade liabilities from various suppliers to the Company as follows:

	March 31,	December 31,
	2003	2002
Accounting and legal expenses	$ 69,860	$ 54,150
Joint venture audit fees	-	42,105
Income taxes	487,470	-
Royalties	443,800	201,100
Audit fees	18,750	38,500
Engineering fees	38,749	30,049
Capital and operating costs	1,389,976	701,600
	$ 2,448,605	$ 1,067,504

Note 5.

Future site restoration provision

Details of future site restoration provision for the period as follows:

	March 31,	December 31,
	2003	2002
Balance - beginning of year	$571,978	$263,340
Future site restoration provision	50,000	314,000
Expenditures	(137,282)	(5,362)
Balance - end of period	$ 484,696	$ 571,978

Note 6.

Contingencies

Litigation

Canada Southern's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada.  The permit consists of 30,753 gross acres.  This permit is partially developed into a natural gas field.  There have been six wells drilled: two producing natural gas wells, one salt water disposal well and three abandoned wells.  Gross natural gas production from the field for the month of March 2003 was approximately 29.3 million cubic feet per day.

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

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

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

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

whether to award costs and disbursements and as to the calculation of any amounts to be awarded.

Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of March 31, 2003, Canada Southern had expended in excess of $15,600,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

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

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

Facilities and operations

Prior to January 2001, Canada Southern held a significant portion of its oil and gas properties in British Columbia in the form of carried interests.  In January 2001 the operators recovered all of their costs from the carried interest account through related net production revenue and payout occurred.  Effective January 1, and April 1, 2001, Canada Southern converted certain of these properties to a working interest position.

When development of these properties occurred, the operators charged certain facility and pipeline infrastructure construction costs to the carried interest account.  As a result of payout and conversion, Canada Southern has paid for and therefore believes that it should be recognized as an owner of these facilities.

The working interest partners of the Buick Creek property in British Columbia are presently in the process of recognizing Canada Southern as an owner of the production facilities.  When the process has been completed, Canada Southern anticipates that it will be responsible for the payment of approximately $781,000 for its estimated share of costs related to facility improvements that were completed in December 2001, $92,000 for estimated costs related to repairs to the facilities in 2002, and for estimated facility operating costs of $270,000 for the period from January 1, 2001 to March 31, 2003.  Based on estimates available at that time, $675,000 of the facility improvement costs has been included in oil and gas properties and accrued liabilities since December 31, 2001, with the balance recorded in this period end.  As the process of recognizing Canada Southern as an owner of the production facilities is ongoing, Canada Southern may be responsible for additional costs.  Possible amounts of such additional costs are currently undeterminable.

Canada Southern may also be invoiced for additional operating and or capital costs at Wargen.  Possible amounts of such costs are currently undeterminable.

Note 7.

Limited voting shares and stock options

Summary of Options Outstanding at March 31, 2003
Years granted	Expiration Dates	Total	Exercisable	Option Prices ($)
1999	Jan. 2004	322,700	322,700	$7.00
2001	Nov. 2006	45,000	15,000	$6.81
2002	Jan. - April 2007	150,000	150,000	$6.81 - $7.53
Total – March 31, 2003		517,700	487,700	$7.07 weighted average

Options Reserved for Future Grants		380,134

The dates that unvested options become exercisable are 15,000 on May 1, 2003 and 15,000 on May 1, 2004.

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 7.

Limited voting shares and stock options (Cont’d)

Pro forma information regarding net income and net income per share is required by Canadian and U.S. accounting standards, and has been determined as if Canada Southern had accounted for its stock options using the fair value method.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the 2003 valuation model were: risk free interest rate - 4.40%, expected life - 5 years and expected volatility - 0.631.  The assumptions used in the 2002 valuation model were:  risk free interest rate - 5.28%, expected life - 5 years and expected volatility - 0.704.

Because Canada Southern’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since most of the options are immediately exercisable.  Canada Southern’s pro forma information is as follows:

	Amount	Per Share
Net income as reported – period ended March 31, 2003	$1,310,657	$ 0.09
Stock option expense	(5,775)	(0.00)
Pro-forma net income	$1,304,882	$ 0.09

Net income as reported – period ended March 31, 2002	$ 406,909	$0.03
Stock option expense	(474,955)	(0.03)
Pro-forma net loss	$ (68,046)	$0.00

Note 8.

Income taxes

At March 31, 2003, the Company had no net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax expense for the three month periods ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31

	2003	2002
Current income tax	$ 550,000	$ 12,000
Future income tax	485,000	482,000
	$1,035,000	$494,000

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences

The reconciliation of net income between Canadian and US GAAP is summarized in the table below:

	Three months ended March 31
	2003	2002
Net income - Canadian GAAP	$1,310,657	$ 406,909
Depletion expense (a)	30,873	-
Accretion of asset retirement obligation (a)	(15,829)	-
Income taxes (a)	(6,572)	-
Income before change in accounting principle - US GAAP	1,319,129	406,909
Cumulative effect of change in accounting principle (a)	68,231	-
Net income - US GAAP	1,387,360	406,909
Change in value of available for sale securities (b)	46,283	(164,010)
Other comprehensive income	$1,433,643	$ 242,899

Other comprehensive income per share (basic and diluted)	$.10	$.02

Average number of shares outstanding (basic and diluted)	14,417,770	14,417,770

The balance sheet information for the Canadian and US GAAP differences is summarized in the table below:

Balance sheet information
	March 31, 2003		December 31, 2002
	Canadian GAAP	US GAAP	Canadian GAAP	US GAAP

Current assets (b)	$25,646,268	$ 25,764,048	$ 22,545,894	$ 22,604,337
Oil and gas properties and equipment (a)	6,250,322	6,547,483	6,227,463	6,227,463
	$ 31,896,590	$ 32,311,531	$ 28,773,357	$ 28,831,800

Current liabilities	$ 2,997,791	$ 2,997,791	$ 1,582,933	$ 1,582,933
Future income tax liability (a) (b)	1,501,000	1,573,543	1,016,000	1,016,000
Future site restoration provision (a)	484,696	645,665	571,978	571,978
Share capital	41,689,603	41,689,603	41,689,603	41,689,603
Deficit (a)	(14,776,500)	(14,699,797)	(16,087,157)	(16,087,157)
Accumulated other comprehensive income (b)	-	104,726	-	58,443
	$ 31,896,590	$ 32,311,531	$ 28,773,357	$ 28,831,800

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont’d)

(a)  FASB Statement No. 143 “Accounting for Retirement Obligations”

In June 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations.”  This statement requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value of a liability can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The requirements are effective for fiscal years beginning on or after June 15, 2002.  The effect of this pronouncement on the financial position of Canada Southern and the resulting Canadian and U.S. GAAP differences are contained in the table above.

Upon adoption of FASB 143 as at January 1, 2003, oil and gas properties and equipment would be increased by $297,161 which is the calculated present value of the retirement obligation when the properties were acquired of $593,450, less the related adjustment to past accumulated depletion of $296,289.  The asset retirement obligation for the oil and gas assets is $747,991, which would result in an increase in the future site restoration provision of $176,013 from the $571,978 provided for in the December 31, 2002 audited financial statements.  Net income for the year ended December 31, 2002 would increase by $68,231(net of deferred income taxes of $52,917).

For the period ended March 31, 2003, no additional increase to oil and gas properties was required as there were no acquisitions or drilling activities.  As one well was abandoned in March 2003, the asset retirement obligation would be consistent with the treatment for Canadian GAAP and would be decreased by the $137,282 actually expended without any recognition of a gain or loss on abandonment.  Depletion expense and site restoration costs for the first quarter ended March 31, 2003 would be $15,044 lower than the $566,263 provided for under Canadian GAAP (resulting in an increase in net income).

The following table describes all changes to the Company’s asset retirement obligation liability:

Three months ended March 31
2003
Asset retirement obligation, beginning of period	$ 747,991
Liabilities incurred	19,127
Accretion expense	15,829
Cash expenditures for site restoration	(137,282)
Revision in estimated cash flows	-
Asset retirement obligation, end of period	$ 645,665

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont’d)

The pro forma effects of the application of FASB 143 as if it had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three months ended March 31
	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:

Pro forma net income	$ 1,387,360	$ 446,577

Pro forma net income per share (basic and diluted)	$.10	$.03

Average number of shares outstanding (basic and diluted)	14,417,770	14,417,770

The pro forma asset retirement obligation liability balances as if FASB 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	Three months ended March 31
	2003	2002
Pro forma amounts of liability for asset retirement obligation at beginning of period	$ 747,991	$ 588,025

Pro forma amounts of liability for asset retirement obligation at end of period	$ 645,665	$ 629,484

(b)  Other Comprehensive Income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At March 31, 2003, the Company owned approximately 3% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $117,780 (December 31, 2002 - $58,443) and a carrying value of $1.00.  The shares of Sefton were restricted and could not be sold before December 2001.  The shares are also subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at March 31, 2003.  This would result in other comprehensive income for the three month period ended March 31, 2003 (other comprehensive loss for the three month period ended March 31, 2002).  In addition, the balance sheet would reflect Marketable Securities in the amount of $117,780 (December 31, 2002 - $58,443) with a corresponding credit to Shareholders’ Equity - Accumulated other comprehensive income in the same amount.

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

Comparative amounts

Certain amounts for the 2002 period Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2003 period.

CANADA SOUTHERN PETROLEUM LTD.

SUPPLEMENTARY INFORMATION ON OIL AND

GAS PRODUCING ACTIVITIES

(unaudited)

Supplementary Oil and Gas Data

	Three month periods ended March 31,
Total Sales Volumes (before royalties)	2003	2002	Change	% Change
Carried interests (mcf)	659,999	879,410	(219,411)	(25%)
Carried interests (bbls)	37	43	(6)	(14%)

Natural gas (mcf)	192,691	163,468	29,223	18%
Oil and liquids (bbls)	2,711	1,957	754	39%

boe’s (6 mcf = 1 boe)	144,863	175,813	(30,950)	(18%)
boe’s per day	1,610	1,953	(343)	(18%)

mcfe’s (1 bbl = 6 mcfe)	869,180	1,054,878	(185,698)	(18%)
mcfe’s per day	9,658	11,721	(2,063)	(18%)

The corporate sales mix between oil and gas is as follows:

Sales Mix Percent
Natural gas (mcf)	98%	99%	(1%)	(1%)
Oil and liquids (bbls)	2%	1%	(1%)	100%

The corporate netback analysis for carried interest sales is as follows:

Netback Analysis
Carried interests (per mcfe)
Sales	$ 5.89	$ 3.20	$ 2.69	84%
Gas transportation fees	(.38)	(.39)	.01	(3%)
Royalties	(.84)	(.37)	(.47)	127%
Net sales	4.67	2.44	2.23	91%
Lease operating expenses	(.31)	(.21)	(.10)	48%
Carried interest capital	-	(.06)	.06	(100%)
Field netback	$ 4.36	$ 2.17	$ 2.19	101%

The corporate netback analysis for working and royalty interest sales is as follows:

Working interests (per mcfe)
Sales	$ 7.45	$ 3.03	$ 4.42	146%
Royalties	(2.03)	(.66)	(1.37)	208%
Net sales	5.42	2.37	3.05	129%
Lease operating expenses	(2.31)	(.76)	(1.55)	204%
Field netback	$ 3.11	$ 1.61	$ 1.50	93%

Definition of Terms
boe = barrels of oil equivalent
mcfe = thousand cubic feet of natural gas equivalent
mcf = thousand cubic feet of natural gas
bbl = barrel of oil

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among these risks and uncertainties are uncertainties as to the costs, length and outcome of the Kotaneelee litigation, and any settlement discussions related thereto, pricing and production levels from the properties in which Canada Southern has interests, and the extent of the recoverable reserves at those properties.  The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

Use of estimates

Inherent in the preparation of financial statements is the use of estimates and assumptions regarding certain assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly actual results may differ from the estimated amounts.  Areas that involve the use of significant estimates critical to an understanding of the accounts of Canada Southern are outlined below.

Full cost ceiling test calculations

Canada Southern follows the full cost method of accounting for its oil and gas properties.  The full cost method requires Canada Southern to calculate on a quarterly basis, a “ceiling test” or limitation of the amount of properties that can be capitalized on the balance sheet.

The ceiling test is a cost recovery test that compares the expected future net revenues from the Company’s oil and gas assets (adjusted for certain items) with the capitalized or net book value on the consolidated balance sheet.  If the capitalized costs on the consolidated balance sheet are in excess of the calculated ceiling, the excess must be immediately written off as a writedown expense.

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

Critical Accounting Policies (Cont’d)

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

Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and measurable and collection is reasonably assured.  Under the carried interest agreements Canada Southern receives oil and natural gas revenues net of operating and capital costs incurred by the working interest participants.  The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator.  As a result, net revenues may lag the production month by one or more months.

In 2001, the trial court judge rendered his decision with respect to the long outstanding litigation.  Although Canada Southern estimates its award to be approximately $25,000,000, as the judgment is under appeal and collection of that amount is not assured, Canada Southern has not recorded the amount as revenue.

Liquidity and Capital Resources

At March 31, 2003, Canada Southern had approximately $21,643,000 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

Net cash flow provided from operating activities during 2003 was $2,728,000 compared to the funds provided from operating activities of $2,280,000 during 2002.

Amount
Increase in income from operating activities	$ 623,000
Net changes in accounts receivable and other	(1,543,000)
Net changes in current liabilities	1,368,000
Increase in net cash provided by operating activities	$ 448,000

Canada Southern has budgeted capital expenditures in 2003 of approximately $3,000,000 for workovers, equipment, drilling and other activities.

Liquidity and Capital Resources (Cont’d)

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

The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties.  The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded.  Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of March 31, 2003, Canada Southern had expended in excess of $15,600,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

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

Liquidity and Capital Resources (Cont’d)

Canada Southern has established a provision for its potential share of future site restoration costs.  The estimated amount of these costs, which totals approximately $1,289,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.  At March 31, 2003, Canada Southern had accrued $485,000 of these costs with $804,000 remaining to be accrued in the future.  During the period ended March 31, 2003, Canada Southern expended $137,000 to abandon a well, and $198,000 to repair another well to return it to production.  Both of these expenditures reduced the estimated remaining amount of future abandonment costs.  The estimated costs of abandoning carried interest wells are not included in future site restoration costs.  These costs would be paid by the working interest partners and charged to the carried interest account.

Results of Operations

Three month period ended March 31, 2003 vs. March 31, 2002

A comparison of the results of 2003 and 2002 is as follows:

	Three months ended March 31,
	2003	2002	Net Change
Revenues	$ 4,142,290	$ 2,392,904	$1,749,386
Costs and expenses	(1,796,633)	(1,491,995)	(304,638)
Income taxes	(1,035,000)	(494,000)	(541,000)
Net income	$ 1,310,657	$ 406,909	$ 903,748

Net income per share: basic and diluted	$.09	$.03	$.06

Proceeds from carried interests increased 51% to $2,877,000 during 2003 from $1,908,000 in 2002 mainly due to the increase in natural gas price received from the Kotaneelee field.  The following is a comparison of the proceeds from carried interests for the years indicated:

	Three months ended March 31,
	2003	2002
Kotaneelee field	$2,875,000	$1,907,000
Other properties	2,000	1,000
Total	$2,877,000	$1,908,000

Natural gas sales from the Kotaneelee field are approximately 80% of total monthly production.

Results of Operations (Cont’d)

Three month period ended March 31, 2003 vs. March 31, 2002 (Cont’d)

Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

In addition, water production has increased since 2001.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  If water production were to continue to increase, future gas production from the B-38 well could be adversely impacted.

Production from the Kotaneelee field during 2003 compared to 2002 was as follows:

2003		2002
Month	Mmcf/d	Month	Mmcf/d
January	30.8	January	41.9
February	30.6	February	40.5
March	29.3	March	39.0

Individual Kotaneelee well production for the month of March 2003 was 13.2 Mmcf per day from the B-38 well and 16.1 Mmcf per day from the I-48 well (March 2002 – B-38 was 22.4 Mmcf per day and the I-48 was 16.6 Mmcf per day).

Sales volumes decreased by 25% from the 2002 to 2003 period (from 879,410 mcf to 659,999 mcf respectively).  Average natural gas prices increased 84% and operating and capital costs decreased by 22% in 2003 as compared with 2002.  The volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Three months ended March 31,
	2003			2002
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	659,999	$ 5.89	$3,887,000	879,410	$ 3.20	$2,814,000
Liquids (bbls)	37	$49.19	2,000	43	$29.47	1,000
Transportation			(248,000)			(345,000)
Royalty			(556,000)			(321,000)
Operating costs			(207,000)			(187,000)
Capital costs			(1,000)			(54,000)
Total			$ 2,877,000			$ 1,908,000

During 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.  Discussions with the operator are continuing and it is expected that this issue will be resolved during 2003.

Results of Operations (Cont’d)

Three month period ended March 31, 2003 vs. March 31, 2002 (Cont’d)

Natural gas revenue increased 173% to $1,033,000 in 2003 from $379,000 in the 2002 period.  There was a 17% increase in the number of working interest units sold and a 150% increase in the average price for natural gas.  Natural gas sales include royalty income, which increased by 320% from $16,000 to $69,000.  The number of royalty units sold increased 47% over 2002 and the natural gas royalty sales price increased by 185%.

The volumes in mcf (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Three months ended March 31,
	2003			2002
		Average price			Average price
	mcf	per mcf	Total	mcf	per mcf	Total
Natural gas sales	183,821	$7.39	$1,359,000	157,449	$2.96	$466,000
Royalty income	8,870	$7.77	69,000	6,019	$2.73	16,000
Royalties	-		(395,000)	-		(103,000)
Total	192,691		$1,033,000	163,468		$ 379,000

Oil and natural gas liquid sales increased by 170% in 2003 to $99,000 compared to $37,000 in 2002.  Liquid unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Three months ended March 31,
	2003			2002
		Average price			Average price
	bbls	per bbl	Total	bbls	per bbl	Total
Liquid sales	2,685	$47.62	$128,000	1,943	$25.18	$49,000
Royalty income	26	$40.35	1,000	14	$16.17	-
Royalties	-		(30,000)	-		(12,000)
Total	2,711		$99,000	1,957		$37,000

Interest and other income increased 91% in 2003 from $70,000 in 2002 to $133,000 in the 2003 period because more funds were available for investment, and because of steps taken to improve the yield on those funds.  The 2003 period includes proceeds from the sale of seismic data in the amount of $5,000 as compared with $2,000 from such sales in 2002.

General and administrative costs increased 19% in 2003 to $397,000 from $334,000 in 2002 primarily due to increases in audit services, insurance expense, directors’ fees and expenses, and shareholder communications.  Canada Southern completed joint venture audits on the operator of the Wargen and Buick Creek properties in the first quarter of 2003.  Insurance premiums have risen significantly since September 11, 2001.

Results of Operations (Cont’d)

Three month period ended March 31, 2003 vs. March 31, 2002 (Cont’d)

A comparative summary of general and administrative costs grouped by major category is as follows:

	Three months ended March 31,
	2003	2002
Consultants	$ 86,000	$ 113,000
Salaried and benefits	53,000	57,000
Shareholder communications	53,000	36,000
Insurance expense	65,000	43,000
Directors fees and expenses	49,000	37,000
Audit and related services	48,000	13,000
Other	43,000	35,000
Total	$397,000	$334,000

Legal expenses decreased 54% during 2003 to $147,000 from $316,000 during 2002.  These expenses are related primarily to the cost of the Kotaneelee litigation.  The reduction in costs relates primarily to the reduction of legal work on the Kotaneelee litigation during the first quarter of 2003.  Canada Southern expects that legal expenses will remain lower than last year until later in the year when preparations are required for the oral arguments of the Court of Appeal in December 2003.

Lease operating costs increased 261% from $134,000 in 2002 to $483,000 in the 2003 period mainly because of the accrual for estimated facility operating costs at Buick Creek from the date of conversion into a working interest (January 1, 2001) to March 31, 2003.  Canada Southern has been in the process of being recognized as a facility operator for some time, and only recently was provided an estimate of the facility operating costs.

Depletion, depreciation and amortization expense decreased 18% in 2003 to $516,000 from $632,000 in 2002.  The decrease was due to increases in reserves over the prior period.

Site restoration decreased by 38% to $50,000 in 2003 as compared with $81,000 in 2002.  The decrease in the amount relates to cash expenditures incurred in the first quarter of 2003 that reduced the aggregate amount of future site restoration liabilities.  A well at Jackfish was abandoned, and a well at Clarke Lake was repaired for reinstatement of production, resulting in a $416,000 reduction in the aggregate estimated corporate cost of site restoration.

A foreign exchange loss of $204,000 was recorded in 2003, compared to a gain of $4,000 in 2002 on the Company’s U.S. investments.  The strengthening of the Canadian dollar compared to the U.S. dollar during the first quarter of 2003 resulted in the loss.  Should the US dollar continue to be weak, the Company expects to record further foreign exchange losses during the year.  The value of the Canadian dollar was U.S. $.6342 at December 31, 2002 compared to U.S. $.6795 at March 31, 2003.

An income tax provision of $1,035,000 was recorded in 2003 compared to $494,000 in 2002.  The provision for 2003 was 44% of income before taxes as compared with 54% of income before taxes in 2002.  Current income taxes for the 2003 period were $550,000 as compared to $12,000 for the 2002 period, due to the unavailability of tax pools to offset taxable income.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Canada Southern does not have any significant exposure to market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At March 31, 2003, the carrying value of such investments (including those classified as cash and cash equivalents) was $21,073,034, which was approximately equal to fair value and face value of the investments.

Canada Southern utilizes the guidance provided from the Dominion Bond Rating Service Limited (“DBRS”) Commercial Paper and Short Term Rating Scale in evaluating its investments.  DBRS is the benchmark rating service for money market securities in Canada (as are S&P and Moody’s in the U.S.).  This rating scale is meant to give an indication of the risk that the borrower will not fulfill its repayment obligations in a timely manner.  DBRS utilizes three main classifications of investment quality; “R-1” (prime credit quality), “R-2” (adequate credit quality), and “R-3” (speculative).  Within each main classification, DBRS uses subset grades to designate the relative standing of credit within the particular category (“high”, “mid” or “low”).  Generally only Government of Canada guaranteed investments earn an “R-1 high” rating.

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

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At March 31, 2003, the U.S. dollar investments totaled $2,432,962 (U.S. $1,653,277) (December 31, 2002 - $2,602,497; U.S. $1,650,388).

Item 4.

Controls and Procedures

I, Randy L. Denecky, the principal executive officer and the principal financial officer  have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) adopted under the Securities Act of 1934) within the ninety (90) day period prior to the date of this report and have concluded:

1.

That the Company's disclosure controls and procedures are adequately designed to ensure that material information relating to the Company, including its consolidated  subsidiaries, is timely made known to such officers by others within the Company and its subsidiaries, particularly during the period in which this quarterly report is being prepared; and

2.

That there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART II - OTHER INFORMATION

March 31, 2003

Item 5.

Other Information

On April 30, 2003, the Company reported that its Annual General Meeting of Shareholders would be held on Tuesday, June 24, 2003, and that Mr. D. Michael G. Stewart was management’s nominee for election by the shareholders to replace Mr. Benjamin W. Heath, a director since 1956, whose term is expiring and who is not standing for re-election.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

None

(b)

Reports on Form 8-K

None

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

MARCH 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  May 15, 2003

By  /s/ Randy L. Denecky

Randy L. Denecky

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

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  May 15, 2003

By  /s/ Randy L. Denecky

Randy L. Denecky

President, Treasurer and Chief

Financial and Accounting Officer