Form 10-Q
period 2003-08-14
CANADA SOUTHERN PETROLEUM LTD
filed 2003-08-14
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended                                  June 30, 2003

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-3793

CANADA SOUTHERN PETROLEUM LTD.

(Exact name of registrant as specified in its charter)

NOVA SCOTIA, CANADA

98-0085412

.

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

#505, 706 - 7th Avenue, S.W., Calgary, Alberta, Canada

T2P 0Z1

(Address of principal executive offices)

(Zip Code)

(403) 269-7741

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     X  Yes     __  No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of August 12, 2003.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

JUNE 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	June 30,	December 31,
	2003	2002
Assets	(unaudited)	(Note)
Current assets
Cash and cash equivalents (Note 2)	$24,232,372	$19,454,453
Accounts receivable (Note 3)	3,177,006	2,683,367
Other assets	264,958	408,074
Total current assets	27,674,336	22,545,894

Oil and gas properties and equipment, net (full cost method)	6,320,555	6,227,463

Total assets	$33,994,891	$28,773,357

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$318,700	$515,429
Accrued liabilities (Note 4)	2,252,819	1,067,504
Total current liabilities	2,571,519	1,582,933

Future income tax liability	2,455,000	1,016,000
Future site restoration provision (Note 5)	501,025	571,978
Total liabilities	5,527,544	3,170,911

Contingencies (Note 6)

Shareholders’ Equity (Note 7)
Limited Voting Shares, par value
$1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	27,271,833	27,271,833
Total capital	41,689,603	41,689,603
Deficit	(13,222,256)	(16,087,157)
Total shareholders’ equity	28,467,347	25,602,446
Total liabilities and shareholders’ equity	$33,994,891	$28,773,357

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Expressed in Canadian dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues:
Proceeds from carried interests	$3,101,497	$2,013,785	$5,978,199	$3,921,615
Natural gas sales	751,617	361,955	1,784,922	740,540
Oil and liquid sales	64,047	55,741	163,514	92,535
Interest and other income	188,411	89,799	321,227	159,494
Total revenues	4,105,572	2,521,280	8,247,862	4,914,184

Costs and expenses:
General and administrative	560,502	471,860	957,865	805,410
Legal	78,557	301,555	225,151	617,424
Lease operating costs	197,097	171,845	679,605	305,602
Depletion, depreciation and amortization	483,263	598,000	999,526	1,230,000
Future site restoration costs	45,000	77,000	95,000	158,000
Foreign exchange loss	232,909	123,369	436,814	119,188
Total costs and expenses	1,597,328	1,743,629	3,393,961	3,235,624
Income before income taxes	2,508,244	777,651	4,853,901	1,678,560
Income taxes (Note 8)	(954,000)	(228,474)	(1,989,000)	(722,474)
Net Income	1,554,244	549,177	2,864,901	956,086
Deficit - beginning of period	(14,776,500)	(18,036,843)	(16,087,157)	(18,443,752)
Deficit - end of period	$(13,222,256)	$(17,487,666)	$(13,222,256)	$(17,487,666)

Net income per share:
Basic	$.11	$.04	$.20	$.07
Diluted	$.11	$.04	$.20	$.07

Average number of shares outstanding
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,417,770	14,417,770	14,417,770	14,417,770

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income	$1,554,244	$549,177	$2,864,901	$ 956,086
Adjustments to reconcile net income to net cash provided from operating activities:
Depletion depreciation, and amortization	483,263	598,000	999,526	1,230,000
Future income tax expense	954,000	233,000	1,439,000	715,000
Future site restoration costs	45,000	77,000	95,000	158,000
Site restoration expenditures	(28,671)	-	(165,953)	127
Funds provided from operations	3,007,836	1,457,177	5,232,474	3,059,213
Change in current assets and liabilities:
Accounts receivable	464,926	(331,052)	(493,639)	331,770
Other assets	96,176	73,730	143,116	42,076
Accounts payable	(230,486)	(294,328)	(196,729)	(315,758)
Accrued liabilities	(195,786)	(16,502)	1,185,315	51,236
Net cash provided from operations	3,142,666	889,025	5,870,537	3,168,537

Cash flows from investing activities:
Additions to oil and gas properties	(553,496)	8,506	(1,092,618)	(76,627)
Net cash provided from (used in) investing activities	(553,496)	8,506	(1,092,618)	(76,627)

Cash flows from financing activities:	-	-	-	-

Increase in cash and cash equivalents	2,589,170	897,531	4,777,919	3,091,910
Cash and cash equivalents at the beginning of period	21,643,202	15,299,045	19,454,453	13,104,666
Cash and cash equivalents at the end of period	$24,232,372	$16,196,576	$24,232,372	$16,196,576

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements

Note 1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, which have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”).  The effect of differences between these principles and accounting principles generally accepted in the United States (“U.S. GAAP”) is discussed in Note 9.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	June 30,	December 31,
	2003	2002
Cash	$ 413,710	$ 212,389
Canadian marketable securities (Yield: 2003 – 3.2%, 2002 – 2.8%)	21,592,726	16,639,567
U.S. marketable securities (Yield: 2003 – 1.0%, 2002 -1.9%)	2,225,936	2,602,497
Total	$24,232,372	$19,454,453

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 3.

Accounts receivable

Accounts receivable is comprised of normal trade accounts from various industry partners in the Company’s oil and gas properties as follows:

	June 30,	December 31,
	2003	2002
Kotaneelee partners	$2,457,042	$1,927,566
Samson Canada Ltd.	255,092	269,860
Anadarko Canada	118,919	126,968
Others	345,953	358,973
Total	$3,177,006	$2,683,367

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources, and ExxonMobil Canada Properties.

Note 4.

Accrued liabilities

Accrued liabilities are as follows:

	June 30,	December 31,
	2003	2002
Capital and operating costs	$1,314,934	$ 701,600
Income taxes	446,303	-
Royalties	375,200	201,100
Accounting and legal expenses	52,500	54,150
Audit fees	22,500	38,500
Engineering fees	15,000	30,049
Joint venture audit fees	-	42,105
Other	26,382	-
	$ 2,252,819	$ 1,067,504

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 5.

Future site restoration provision

Details of future site restoration provision for the period as follows:

	June 30,	December 31,
	2003	2002
Balance - beginning of year	$ 571,978	$ 263,340
Future site restoration provision	95,000	314,000
Expenditures	(165,953)	(5,362)
Balance - end of period	$ 501,025	$ 571,978

Note 6.

Contingencies

Litigation

Canada Southern's principal asset is a 30% carried interest in the Kotaneelee natural gas field located on Exploration Permit 1007 in the Yukon Territory, Canada.  The permit consists of 30,753 gross acres.  This permit is partially developed into a natural gas field.  There have been six wells drilled: two producing natural gas wells, one salt water disposal well and three abandoned wells.  Gross natural gas production from the field for the month of June 2003 was approximately 21.7 million cubic feet per day.

Since 1989, Canada Southern and the other carried interest parties have been involved in litigation in the Court of Queens Bench in Calgary, Canada with the field working interest parties (“defendants”).  Canada Southern claims that the defendants breached a contract obligation and/or a fiduciary duty owed to Canada Southern to market gas in 1984 from the field when it was possible to do so.  In addition, Canada Southern claimed that Canada Southern's carried interest account should be reduced because of improper charges to the carried interest account by the defendants.  Canada Southern sought money damages and the forfeiture of the Kotaneelee gas field.

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

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies  (Cont'd)

On September 14, 2001, the trial court in Calgary issued its written reasons for its decision in the Kotaneelee litigation and on November 1, 2001 the Court finalized its judgment. The judgment affirms that, although the defendants have a continuing contractual obligation (but not a fiduciary obligation) to develop the Kotaneelee gas field and market the field's gas at the earliest feasible date, they did not breach their contractual obligation to market the gas.  The Court also ordered that the field's carried interest account be reduced by $5,297,000 (Canada Southern’s 30% share $1,589,100) and declared that gas produced at the field is not subject to processing fees.  Although the Court did not quantify the amount payable to Canada Southern as a result of the processing fee declaration and the adjustment of the carried interest account, Canada Southern has calculated that amount to be approximately $25,000,000 before any applicable taxes.  The trial court determined that the issue of whether interest accrued on the carried interest account had been abandoned.  The trial court retained jurisdiction on the issue of taxable costs, but the Court has expressed a desire to defer its consideration of costs until the Court of Appeal rules on appeals taken by the parties.  Canada Southern has not recorded the above estimated $25,000,000 amount due because the decision has been appealed and collection of the amount is not assured.

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

Accordingly, Canada Southern is unable to determine whether, in the event that Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of June 30, 2003, Canada Southern had expended in excess of $15,700,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta.  All written filings were filed by both Canada Southern and the defendants prior to the Court imposed deadline of December 31, 2002.  The case management Justice of the Court of Appeal has advised the parties to the litigation that oral arguments will be heard on September 29, September 30, and October 1, 2003.

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

On April 14, 2003, the Company reported that it is in settlement discussions with the defendants in the Kotaneelee litigation.  The Company does not intend to comment further on the matter until a definitive settlement is reached or the Company concludes that a settlement is not possible.

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

When development of the Siphon, Buick Creek and Wargen properties occurred, the operators charged certain facility and pipeline infrastructure construction costs to the carried interest account.  As a result of payout and conversion, Canada Southern has paid for and therefore believes that it should be recognized as an owner of these facilities.  On April 7, 2003, Canada Southern became formally recognized as an owner of the Siphon facilities.

On June 27, 2003, Canada Southern was formally recognized as an owner of the Buick Creek facilities.  Although the operator of Buick Creek has yet to provide the final accounting adjustments to Canada Southern, the Company anticipates that it will be responsible for the payment of approximately $781,000 for its estimated share of costs related to facility improvements that were completed in December 2001, $92,000 for estimated costs related to repairs to the

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

facilities in 2002, and for estimated facility operating costs of $300,000 for the period from January 1, 2001 to June 30, 2003.  Based on estimates available at that time, $675,000 of the facility improvement costs has been included in oil and gas properties and accrued liabilities since December 31, 2001, with the balance recorded in the first quarter of 2003.  Canada Southern may be responsible for additional costs.  Possible amounts of such additional costs are currently undeterminable.

Discussions with the operator of the Wargen area on the facility issue are ongoing.  Canada Southern may also be invoiced for additional operating and or capital costs at Wargen. Possible amounts of such costs are currently undeterminable.

Note 7.

Limited Voting Shares and Stock Options

Summary of Options Outstanding at June 30, 2003

				Option
Years granted	Expiration Dates	Total	Exercisable	Prices (CDN $)
1999	Jan. 2004	322,700	322,700	7.00
2001	Nov. 2006	45,000	30,000	6.81
2002	Jan. 2007	100,000	100,000	7.53
2002	April 2007	50,000	50,000	6.81
2003	June 2008	50,000	50,000	6.58
Total – June 30, 2003		567,700	552,700

Options Reserved for Future Grants		330,134

During June 2003, a director of the Company was granted a five year option to purchase 50,000 shares at $6.58 per share.  The options were immediately vested and exercisable.  The only currently unvested stock options (15,000 granted to the Company’s President) become exercisable on May 1, 2004.

Pro forma information regarding net income and net income per share is required by Canadian and U.S. accounting standards, and has been determined as if Canada Southern had accounted for its stock options using the fair value method.  Under this method the fair value of the options is amortized as additional compensation expense over the vesting period.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the 2003 valuation model were: risk free interest rate – 3.55%, expected life - 5 years and expected volatility - 0.634.  The assumptions used in

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 7.

Limited Voting Shares and Stock Options (Cont’d)

the 2002 valuation model were:  risk free interest rate – 4.67%, expected life - 5 years and expected volatility - 0.683.

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

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since most of the options are immediately exercisable.  Canada Southern’s pro forma information is as follows:

	Amount	Per Share
Net income as reported – period ended June 30, 2003	$2,864,901	$ 0.20
Stock option expense	(195,490)	(0.01)
Pro-forma net income	$2,669,411	$ 0.19

Net income as reported – period ended June 30, 2002	$ 956,086	$0.07
Stock option expense	(693,360)	(0.05)
Pro-forma net income	$ 262,726	$0.02

Note 8.

Income taxes

At June 30, 2003, the Company had no unused net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Current income tax	$ -	$ (4,526)	$ 550,000	$ 7,474
Future income tax	954,000	233,000	1,439,000	715,000
Total	$ 954,000	$228,474	$ 1,989,000	$722,474

Cash taxes paid	$ 45,000	$ 41,652	$ 80,000	$ 54,068

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences

The reconciliation of net income between Canadian and US GAAP is summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income - Canadian GAAP	$1,554,244	$549,177	$2,864,901	$956,086
Depletion expense (a)	25,873	-	56,746	-
Accretion of asset retirement obligation (a)	(15,829)	-	(31,658)	-
Income taxes (a)	(4,387)	-	(10,959)	-
Future income taxes (c)	(185,000)	-	(185,000)	-
Income before change in accounting principle - US GAAP	1,374,901	549,177	2,694,030	956,086
Cumulative effect of change in accounting principle (a)	68,231	-	68,231	-
Net income - US GAAP	1,443,132	549,177	2,762,261	956,086
Change in value of available for sale securities (b)	(32,567)	(189,640)	13,716	(353,650)
Other comprehensive income	$1,410,565	$359,537	$2,775,977	$602,436

US GAAP - net income per share (basic and diluted)	$.10	$.04	$.19	$.07

Average number of shares outstanding (basic and diluted)	14,417,770	14,417,770	14,417,770	14,417,770

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont'd)

The balance sheet information for the Canadian and US GAAP differences is summarized in the table below:

Balance sheet information
	June 30, 2003		December 31, 2002
	Canadian GAAP	US GAAP	Canadian GAAP	US GAAP

Current assets (b)	$27,674,336	$27,750,363	$22,545,894	$22,604,337
Oil and gas properties and equipment (a)	6,320,555	6,617,716	6,227,463	6,227,463
	$33,994,891	$34,368,079	$28,773,357	$28,831,800

Current liabilities	$2,571,519	$2,571,519	$1,582,933	$1,582,933
Future income tax liability (a)(b)(c)	2,455,000	2,707,744	1,016,000	1,016,000
Future site restoration provision (a)	501,025	651,950	571,978	571,978
Share capital	41,689,603	41,689,603	41,689,603	41,689,603
Deficit (a) (c)	(13,222,256)	(13,324,896)	(16,087,157)	(16,087,157)
Accumulated other comprehensive income (b)	-	72,159	-	58,443
	$33,994,891	$34,368,079	$28,773,357	$28,831,800

(a)  FASB Statement No. 143 “Accounting for Asset Retirement Obligations”

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

Upon adoption of FASB 143 as at January 1, 2003, oil and gas properties and equipment would be increased by $297,161 which is the calculated present value of the retirement obligation when the properties were acquired of $593,450, less the related

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont'd)

adjustment to past accumulated depletion of $296,289.  The asset retirement obligation for the oil and gas assets is $747,991, which would result in an increase in the future site restoration provision of $176,013 from the $571,978 provided for in the December 31, 2002 audited financial statements.  Net income for the year ended December 31, 2002 would increase by $68,231(net of deferred income taxes of $52,917).

For the period ended June 30, 2003, no additional increase to oil and gas properties was required as there were no acquisitions or drilling activities.  As one well was abandoned in March 2003, the asset retirement obligation would be consistent with the treatment for Canadian GAAP and would be decreased by the $165,282 actually expended without any recognition of a gain or loss on abandonment.  Depletion expense and site restoration costs for the six months ended June 30, 2003 would be $56,746 lower than the $999,526 provided for under Canadian GAAP (resulting in an increase in net income). Depletion expense and site restoration costs for the three month period ended June 30, 2003 would be $25,873 lower than the $483,263 provided for under Canadian GAAP (resulting in an increase in net income).

The following table describes all changes to the Company’s asset retirement obligation liability:

	Three months ended June 30,	Six months ended June 30,
	2003	2003
Asset retirement obligation, beginning of period	$645,665	$747,991
Liabilities incurred	19,127	38,254
Accretion expense	15,829	31,658
Cash expenditures for site restoration	(28,671)	(165,953)
Revision in estimated cash flows	-	-
Asset retirement obligation, end of period	$651,950	$651,950

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont’d)

The pro forma effects of the application of FASB 143 as if it had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:

Pro forma net income	$ 1,374,901	584,845	$ 2,694,030	$ 1,031,422

Pro forma net income per share (basic and diluted)	$.10	$.04	$.19	$.07

Average number of shares outstanding (basic and diluted)	14,417,770	14,417,770	14,417,770	14,417,770

The pro forma asset retirement obligation liability balances as if FASB 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Pro forma amounts of liability for asset retirement obligation at beginning of period	$ 645,665	$ 629,484	$ 747,991	$ 588,025

Pro forma amounts of liability for asset retirement obligation at end of period	$ 651,950	$ 670,816	$ 651,950	$ 670,816

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 9.

U. S. GAAP differences (Cont’d)

(b)  Other Comprehensive Income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At June 30, 2003, the Company owned approximately 2% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $76,027 (December 31, 2002 - $58,443) and a carrying value of $1.00.  The shares are subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at June 30, 2003.  This would result in other comprehensive income for the six month period ended June 30, 2003 (other comprehensive loss for the six month period ended June 30, 2002), and other comprehensive loss for the three month period ended June 30, 2003 (other comprehensive loss for the three month period ended June 30, 2002).  In addition, the balance sheet would reflect Marketable Securities in the amount of $76,027 (December 31, 2002 - $58,443) with a corresponding credit to Shareholders’ Equity - Accumulated other comprehensive income in the same amount.

(c)  Future Income Taxes

Under Canadian GAAP, the benefits of substantially enacted income tax rate reductions can be recorded, however under FASB 109 the benefits attributable to income tax rate changes can only be recorded when enacted.  As at June 30, 2003, US GAAP requires the recognition of an additional $185,000 of future income tax expense and liability.

Note 10.

Comparative Amounts

Certain amounts for the 2002 period Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2003 period.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 1.

Supplementary Oil and Gas Data

	Six month periods ended June 30,
Total Sales Volumes (before royalties)	2003	2002	Change	% Change
Carried interests (mcf)	1,249,075	1,706,475	(457,400)	(27%)
Carried interests (bbls)	74	115	(41)	(36%)

Natural gas (mcf)	361,601	309,298	52,303	17%
Oil and liquids (bbls)	5,377	4,663	714	15%

boe’s (6 mcf = 1 boe)	273,897	340,740	(66,843)	(20%)
boe’s per day	1,513	1,883	(370)	(20%)

mcfe’s (1 bbl = 6 mcfe)	1,643,382	2,044,443	(401,061)	(20%)
mcfe’s per day	9,079	11,295	2,216	(20%)

The corporate sales mix between oil and gas is as follows:

Sales Mix Percent
Natural gas (mcf)	98	99	(1)	(1%)
Oil and liquids (mcfe)	2	1	1	100%

The corporate netback analysis for carried interest sales is as follows:

Netback Analysis
Carried interests (per mcfe)
Sales	6.36	3.41	2.95	87%
Royalties	(.90)	(.38)	(.52)	137%
Transportation	(.48)	(.45)	(.03)	7%
Net Sales	4.98	2.58	2.40	93%
Lease operating expenses	(.20)	(.21)	.01	(5%)
Carried interest capital	(.00)	(.07)	.07	(100%)
Field netback	4.78	2.30	2.48	108%

The corporate netback analysis for working and royalty interest sales is as follows:

Working and royalty interests (per mcfe)
Sales	6.48	3.23	3.25	101%
Royalties	(1.53)	(.76)	(.77)	101%
Net Sales	4.95	2.47	2.48	100%
Lease operating expenses	(1.73)	(.91)	(.82)	90%
Field netback	3.22	1.56	1.66	106%

Definition of Terms
boe = barrel of oil equivalent	mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet of natural gas	bbl = barrel of oil

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

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

The discounted present value of Canada Southern’s proved natural gas, liquids, and oil reserves is a major component of the ceiling test calculation. This component inherently contains many subjective judgments, such as projected future production rates, the timing of future expenditures, and the economic productive limit of the Company’s assets.  Canada

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Critical Accounting Policies (Cont’d)

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

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

At June 30, 2003, Canada Southern had $24,232,372 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes, including the continuation of the Kotaneelee field litigation and for limited exploration and development until the completion of the litigation.

Net cash flow provided from operations during the first six months of 2003 was $5,871,000 compared to the net cash flow provided from operations of $3,169,000 during the first six months of 2002.

Increase in income from operations	$ 2,173,000
Net changes in accounts receivable and other	(724,000)
Net changes in current liabilities	1,253,000
Decrease in net cash provided by operations	$ 2,702,000

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

The trial was lengthy, complicated and costly to all parties and Canada Southern expects that the parties who ultimately prevail in the litigation will argue for a substantial assessment of costs against the non-prevailing party or parties.  The Court has very broad discretion as to whether to award costs and disbursements and as to the calculation of any amounts to be awarded.  Accordingly, Canada Southern is unable to determine whether, in the event that

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources (Cont’d)

Canada Southern does not ultimately prevail on its claims in the litigation, costs will be assessed against Canada Southern or in what amounts.  However, since the costs incurred by the defendants have been substantial, and since the Court has broad discretion in the awarding of costs, an award of costs to the defendants potentially could be material.  As of June 30, 2003, Canada Southern had expended in excess of $15,700,000 on the litigation and believes the defendants have expended substantially more than that amount.  A cost award against Canada Southern could be of sufficient magnitude to necessitate a sale of Canada Southern’s assets or a debt or equity financing to fund such an award.  There are no assurances that any such sale or financing would be consummated.

The plaintiffs and each of the defendants have filed appeals and/or cross appeals of the trial court decision with the Court of Appeal in Calgary, Alberta.  All written filings were filed by both Canada Southern and the defendants prior to the Court imposed deadline of December 31, 2002.  The case management Justice of the Court of Appeal has advised the parties to the litigation that oral arguments will be heard on September 29, September 30, and October 1, 2003.

On April 14, 2003, the Company reported that it is in settlement discussions with the defendants in the Kotaneelee litigation.  The Company does not intend to comment further on the matter until a definitive settlement is reached or the Company concludes that a settlement is not possible.

Canada Southern has established a provision for its potential share of future site restoration costs.  The estimated amount of these costs, which totals approximately $1,289,000 is being provided for on a unit of production basis in accordance with existing legislation and industry practice.  At June 30, 2003, Canada Southern had accrued $501,025 of these costs with $788,005 remaining to be accrued in the future.  During the period ended June 30, 2003, Canada Southern expended $161,000 to abandon a well, and $224,000 to repair another well to return it to production.  Both of these expenditures reduced the estimated remaining amount of future abandonment costs.  The estimated costs of abandoning carried interest wells and facilities are not included in future site restoration costs.  These costs would be paid by the working interest partners and charged to the carried interest account.  Should Canada Southern elect to convert carried interest properties to working interest positions, the Company would be responsible for payment of additional future site restoration costs.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Three months ended June 30, 2003 vs. June 30, 2002

Results of Operations

A comparison of the results from the second quarter of 2003 and the second quarter of 2002 is as follows:

	Three months ended June 30,
	2003	2002	Net Change
Revenues	$4,105,000	$2,521,000	$1,584,000
Costs and expenses	(1,597,000)	(1,743,000)	146,000
Income tax provision	(954,000)	(229,000)	(725,000)
Net income	$1,554,000	$549,000	$1,005,000

Net income per share (basic and diluted)	$.11	$.04	$.07

Proceeds from carried interests increased 54% to $3,101,000 during the second quarter of 2003 from $2,014,000 in the second quarter of 2002.  The following is a comparison of the proceeds from carried interests for the periods indicated:

	Three months ended June 30,
	2003	2002
Kotaneelee gas field	$3,099,000	$2,011,000
Other properties	2,000	3,000
Total	$3,101,000	$2,014,000

Natural gas sales from the Kotaneelee field are approximately 78% of total monthly production.  Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.  In addition, water production has increased since 2001.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2001.  Water production and water handling capacities continue to be a concern.  If water production were to continue to increase, future natural gas production from the B-38 well would be adversely impacted.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Gross production from the Kotaneelee field during the second quarter of 2003 compared to the second quarter of 2002 is as follows:

	2003	2002
Month	Mmcf/d	Mmcf/d
April	27.8	39.4
May	26.4	38.1
June	21.7	36.7

Individual Kotaneelee gross well production for the month of June 2003 was 8.6 Mmcf per day from the B-38 well and 13.0 Mmcf per day from the I-48 well (June 2002 – B-38 was 20.8 Mmcf per day and the I-48 was 16.6 Mmcf per day).  During the month of June 2003 both wells were on production for only 26 days in the month due to a facility turn-around that commenced on June 27 and was completed on July 10.

Kotaneelee sales volumes decreased by 29% during the second quarter of 2003 from the second quarter of 2002 (from 827,065 mcf to 589,076 mcf respectively).  Average natural gas prices increased 90% and operating and capital costs decreased by 13% in the second quarter of 2003 as compared to the second quarter of 2002.  The volumes in thousand cubic feet (mcf) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Carried Interests
	Three months ended June 30,
	2003			2002
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	589,076	$ 6.89	$4,059,000	827,065	$ 3.62	$2,998,000
Liquids (bbls)	37	$41.13	1,000	72	$27.78	2,000
Transportation			(357,000)			(418,000)
Royalty expense			(565,000)			(329,000)
Operating costs			(37,000)			(170,000)
Capital costs			-			(69,000)
Total			$3,101,000			$2,014,000

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

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Discussions with the operator are continuing and it is expected that this issue will be resolved during the third or forth quarter of 2003.

Natural gas revenue from working and royalty interest properties increased 108% to $752,000 in the second quarter of 2003 from $362,000 in the second quarter of 2002.  There was a 17% increase in the working interest volumes sold and a 61% increase in the average price for gas.  Natural gas sales include royalty income, which increased by 93% from $39,000 to $74,000.  Royalty volumes sold was consistent with the second quarter of 2002 and the natural gas royalty sales price increased 92%.

Working interest and royalty volumes in thousand cubic feet (“mcf”) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended June 30,
	2003			2002
	mcf	Average price per mcf	Total	mcf	Average price per mcf	Total
Natural gas sales	158,038	$5.28	$ 834,000	134,999	$3.28	$442,000
Royalty income	10,872	$6.84	74,000	10,830	$3.56	39,000
Royalty expense	-		(156,000)	-		(119,000)
Total	168,910		$ 752,000	145,829		$ 362,000

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Three months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Oil and natural gas liquid sales from working and royalty interests decreased by 15% in the second quarter of 2003 to $64,000 compared to $56,000 in the second quarter of 2002.  Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Liquid unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended June 30,
	2003			2002
	bbls	Average price per bbl	Total	bbl	Average price per bbl	Total
Liquid sales	2,633	$32.35	$85,000	2,232	$33.67	$75,000
Royalty income	34	$43.03	2,000	475	$4.70	2,000
Royalty expense	-		(23,000)	-		(21,000)
Total	2,667		$64,000	2,707		$56,000

Interest and other income increased 110% in the second quarter of 2003 from $90,000 in the second quarter of 2002 to $188,000 because more funds were available for investment, and because of steps taken to improve the yield on those funds.  The second quarter of 2003 includes proceeds from the sale of seismic data in the amount of $16,000 as compared with $9,000 from such sales in the second quarter of 2002.

General and administrative costs increased 19% in the second quarter of 2003 to $561,000 from $472,000 in the second quarter of 2002 primarily because of increases in directors’ fees and expenses, audit services, and insurance expense.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Three months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

A comparative summary of general and administrative costs grouped by major category is as follows:

	Three months ended June 30,
	2003	2002
Consultants	$ 99,000	$ 119,000
Salaries and benefits	55,000	48,000
Shareholder communications	121,000	120,000
Insurance expense	58,000	48,000
Directors fees and expenses	129,000	68,000
Audit and related services	46,000	24,000
Other	53,000	45,000
Total	$561,000	$472,000

Legal expenses decreased 74% during the second quarter of 2003 to $79,000 from $302,000 during the second quarter of 2002.  These expenses are related primarily to the cost of the Kotaneelee litigation.  The reduction in costs relates primarily to the reduction of legal work on the Kotaneelee litigation during the first half of 2003.  Canada Southern expects that legal expenses will increase over the remainder of the year as preparations are required for the oral arguments of the Court of Appeal at the end of September 2003.

Lease operating costs increased 15% from $172,000 in the second quarter of 2002 to $197,000 in the second quarter of 2003 mainly because of an accrual for estimated facility operating costs at Buick Creek for the second quarter ended June 30, 2003.  Canada Southern was recognized as an owner of the Buick Creek facilities at the end of June 2003, and expects to be invoiced for actual costs prior to the end of the year.

Depletion, depreciation and amortization expense decreased 20% in the second quarter of 2003 to $483,000 from $598,000 in the second quarter of 2002.  The decrease was due to decreases in production volumes over the prior period.

Future site restoration costs decreased by 42% to $45,000 in the second quarter of 2003 compared with $77,000 in the second quarter of 2002.  The decrease in the amount relates to cash expenditures incurred in the first quarter of 2003 that reduced the aggregate amount of future site restoration liabilities.  A well at Jackfish was abandoned, and a well at Clarke Lake was repaired for reinstatement of production, resulting in a $416,000 reduction in the aggregate estimated cost of future site restoration.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Three months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Foreign exchange loss increased by 89% to $233,000 in the second quarter of 2003, compared to a loss of $123,000 in the second quarter of 2002 on the Company’s U.S. dollar investments.  The strengthening of the Canadian dollar compared to the U.S. dollar during the second quarter of 2003 resulted in the loss.  Should the US dollar continue to be weak, the Company expects to record further foreign exchange losses during the year.  The value of the Canadian dollar was U.S. $.6795 at March 31, 2003 compared to U.S. $.7421 at June 30, 2003.

An income tax provision of $954,000 was recorded in the second quarter of 2003 compared to an income tax provision of $228,000 during the second quarter of 2002.  During the second quarter of 2003, the Company’s effective tax rate was 38% as compared to 29% during the second quarter of 2002.

Six months ended June 30, 2003 vs. June 30, 2002

A comparison of revenues, costs and expenses, net loss and earnings per share for the first six months of 2003 and the first six months of 2002 is as follows:

	Six Months ended June 30,
	2003	2002	Net Change
Revenues	$8,248,000	$4,914,000	$3,334,000
Costs and expenses	(3,394,000)	(3,236,000)	(158,000)
Income tax provision	(1,989,000)	(722,000)	(1,267,000)
Net income	$2,865,000	$ 956,000	$1,909,000

Net income per share (basic and diluted)	$.20	$.07	$.13

Proceeds from carried interests increased 51% to $5,978,000 during the first six months of 2003 from $3,922,000 during the first six months of 2002.  The following is a comparison of the proceeds from carried interests for the periods indicated:

	Six months ended June 30,
	2003	2002
Kotaneelee gas field	$5,974,000	$3,918,000
Other properties	4,000	4,000
Total	$5,978,000	$3,922,000

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Six months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Natural gas sales from the Kotaneelee field are approximately 78% of total monthly production.  Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

In addition, water production has increased since 2001.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  Water production and water handling capacities continue to be a concern.  If water production were to continue to increase, future gas production from the B-38 well would be adversely impacted.

Production from the Kotaneelee field during the first six months of 2003 compared to the first six months of 2002 is as follows:

2003		2002
Month	Mmcf/d	Mmcf/d
January	30.8	41.9
February	30.6	40.5
March	29.3	39.0
April	27.8	39.4
May	26.4	38.1
June	21.7	36.7

Individual Kotaneelee gross well production for the month of June 2003 was 8.6 Mmcf per day from the B-38 well and 13.0 Mmcf per day from the I-48 well (June 2002 – B-38 was 20.8 Mmcf per day and the I-48 was 16.6 Mmcf per day).  During the month of June 2003 both wells were on production for only 26 days in the month due to a facility turn-around that commenced on June 27 and was completed on July 10.

Kotaneelee sales volumes decreased by 27% during the first six months of 2002 to the first six months of 2003 (from 1,706,475 mcf to 1,249,075 mcf respectively).  Average natural gas prices increased 87% and operating and capital costs decreased by 49% during the first six months of 2003 as compared to the first six months of 2002.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Six months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

Carried interest sales volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Carried Interests
	Six months ended June 30,
	2003			2002
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	1,249,075	$ 6.36	$7,946,000	1,706,475	$ 3.41	$5,811,000
Liquids (bbls)	74	$45.16	3,000	115	$34.78	4,000
Transportation			(604,000)			(763,000)
Royalty expense			(1,121,000)			(650,000)
Operating costs			(244,000)			(357,000)
Capital costs			(2,000)			(123,000)
Total			$5,978,000			$3,922,000

During 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.  Discussions with the operator are continuing and it is expected that this issue will be resolved during the third or forth quarter of 2003.

Natural gas sales from working and royalty interest increased 141% to $1,785,000 in the first six months of 2003 from $741,000 in the first six months of 2002.  There was a 17% increase in working interest volumes sold and a 107% increase in the average price.  Natural gas sales include royalty income, which increased by 160% from $55,000 to $143,000.  Royalty interest volumes sold increased 17% over 2002 and the average sales price on royalty volumes increased 122%.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Six months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

The working and royalty interest volumes in thousand cubic feet (“mcf”) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Working and Royalty Interests
	Six months ended June 30,
	2003			2002
		Average price			Average price
	mcf	per mcf	Total	mcf	per mcf	Total
Natural gas sales	341,859	$6.41	$2,193,000	292,449	$3.10	$908,000
Royalty income	19,742	$7.26	143,000	16,849	$3.26	55,000
Royalty expense	-		(551,000)	-		(222,000)
Total	361,601		$1,785,000	309,298		$741,000

Oil and natural gas liquid sales from working and royalty interests increased by 77% in 2003 to $164,000 compared to $93,000 in 2002.  Since Canada Southern sold most of its producing oil properties in 2000, future oil sales are expected to be minimal unless additional producing properties are drilled or purchased. Crude oil unit sales in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Working and Royalty Interests
	Six months ended June 30,
	2003			2002
		Average price			Average price
	bbls	per bbl	Total	bbls	per bbl	Total
Liquid sales	5,317	$40.07	$213,000	4,173	$29.72	$124,000
Royalty income	60	$41.73	3,000	490	$5.04	3,000
Royalty expense	-		(52,000)	-		(34,000)
Total	5,377		$164,000	4,663		$93,000

Interest and other income increased 101% to $321,000 in the first six months of 2003 from $159,000 in the first six months of 2002 because more funds were available for investment, and because of steps taken to improve the yield on those funds.  The first six months of 2003 includes proceeds from the sale of seismic data in the amount of $22,000 as compared with $11,000 from such sales during the first six months of 2002.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Six months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

General and administrative costs increased 19% in the first six months of 2003 to $958,000 from $805,000 in the first six months of 2002 primarily because of increases in audit services, insurance expense, directors’ fees and expenses, and shareholder communications.  Insurance premiums have risen significantly since September 11, 2001.

A comparative summary of general and administrative costs grouped by major category is as follows:

	Six months ended June 30,
	2003	2002
Consultants	$ 186,000	$ 232,000
Salaries and benefits	108,000	105,000
Shareholder communications	174,000	156,000
Insurance expense	123,000	91,000
Directors fees and expenses	178,000	105,000
Audit and related services	93,000	36,000
Other	96,000	80,000
Total	$ 958,000	$ 805,000

Legal expenses decreased 64% during the first six months of 2003 to $225,000 from $617,000 during the first six months of 2002.  These expenses are related primarily to the cost of the Kotaneelee litigation.  The reduction in costs relates primarily to the reduction of legal work on the Kotaneelee litigation during the first half of 2003.  Canada Southern expects that legal expenses will increase over the remainder of the year as preparations are required for the oral arguments of the Court of Appeal at the end of September 2003.

Lease operating costs increased 122% from $306,000 in the first six months of 2002 to $678,000 in the first six months of 2003, mainly because of the accrual for estimated facility operating costs at Buick Creek from the date of conversion into a working interest (January 1, 2001) to June 30, 2003.  Canada Southern was recognized as an owner of the Buick Creek facilities at the end of June 2003, and expects to be invoiced for actual costs prior to the end of the year.

Depletion, depreciation and amortization expense decreased 19% in the first six months of 2003 to $1,000,000 from $1,230,000 in the first six months of 2002.  The decrease is associated with lower levels of production from the Kotaneelee gas field.

Future site restoration costs decreased by 40% to $95,000 in the first six months of 2003 compared with $158,000 in the first six months of 2002.  The decrease in the amount relates to cash expenditures incurred in the first quarter of 2003 that reduced the aggregate amount of

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d))

Six months ended June 30, 2003 vs. June 30, 2002 (Cont’d)

future site restoration liabilities.  A well at Jackfish was abandoned, and a well at Clarke Lake was repaired for reinstatement of production, resulting in a $416,000 reduction in the aggregate estimated corporate cost of site restoration.

A foreign exchange loss of $437,000 was recorded in the first six months of 2003, compared to a loss of $119,000 in the first six months of 2002 on the Company’s U.S. dollar investments.  Canada Southern held investments in marketable securities in United States currency, which is subject to foreign exchange fluctuations.  At June 30, 2003, the U.S. dollar investments totalled $2,225,936 (U.S. $1,651,901) (December 31, 2002 - $2,602,497; U.S. $1,650,388).  The strengthening of the Canadian dollar compared to the U.S. dollar resulted in the loss.  Should the US dollar continue to be weak, the Company expects to record further foreign exchange losses during the year.  The value of the Canadian dollar was U.S. $.6342 at December 31, 2002 compared to U.S. $.7421 at June 30, 2003.

An income tax provision of $1,989,000 was recorded in the first six months of 2003 compared to an income tax provision of $722,000 in the first six months of 2002.  During the first six months of 2003, the Company’s effective tax rate was 41% as compared to 43% in the first six months of 2002.  The decrease in the effective tax rate is mainly due to the effect of a substantially enacted Canadian income tax rate reduction.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Canada Southern does not have any significant exposure to financial market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At June 30, 2003, the carrying value of such investments (including those classified as cash and cash equivalents) was $23,818,662, which was approximately equal to fair value and face value of the investments.

Canada Southern utilizes the guidance provided from the Dominion Bond Rating Service Limited (“DBRS”) Commercial Paper and Short Term Rating Scale in evaluating its investments.  DBRS is one of the benchmark rating services for money market securities in Canada (as are S&P and Moody’s in the U.S.).  This rating scale is meant to give an indication of the risk that the borrower will not fulfill its repayment obligations in a timely manner.  DBRS utilizes three main classifications of investment quality; “R-1” (prime credit quality), “R-2” (adequate credit quality), and “R-3” (speculative).  Within each main classification, DBRS uses subset grades to designate the relative standing of credit within the particular category (“high”, “mid” or “low”).  Generally only Government of Canada guaranteed investments earn an “R-1 high” rating.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART 1 FINANCIAL INFORMATION

June 30, 2003

(Expressed in Canadian Dollars)

(unaudited)

Item 3.

Quantitative and Qualitative Disclosure About Market Risk (Cont’d)

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

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At June 30, 2003, the U.S. dollar investments totalled $2,225,936 (U.S. $1,651,901) (December 31, 2002 - $2,602,497; U.S. $1,650,388).

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s President, Treasurer and Chief Financial Officer (the “President”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission ("SEC") reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company and its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART II - OTHER INFORMATION

June 30, 2003

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

On June 24, 2003, the Company held its Annual General Meeting of Shareholders.

(b)

Mr. Michael Stewart was elected a director of the Company for a five year term expiring at the 2008 Annual General Meeting.  The vote was as follows:

For

265,102

Withheld

11,394

(c)

The firm of Ernst & Young LLP was appointed as the Company’s independent auditors for the year ending December 31, 2003.  The vote was as follows:

For

236,243

Against

6,388

Abstain

3,865

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31

Certification of Randy L. Denecky, President, Treasurer and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32

Certifications of Randy L. Denecky, President, Treasurer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)

Reports on Form 8-K

On April 14, 2003, the Company filed a Form 8-K to report that it is in settlement discussions with the defendants in the Kotaneelee litigation.

On June 16, 2003, the Company filed a Form 8-K to report that the oral arguments for the parties’ appeals of the trial court’s September 2001 decision in the Kotaneelee litigation have been rescheduled to September 29 - 30 and October 1, 2003.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

JUNE 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  August 13, 2003

By  /s/ Randy L. Denecky

           Randy L. Denecky

       President, Treasurer and Chief

       Financial and Accounting Officer