Form 10-Q
period 2003-11-14
CANADA SOUTHERN PETROLEUM LTD
filed 2003-11-14
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended                                  September 30, 2003

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission file number     1-3793

CANADA SOUTHERN PETROLEUM LTD.

.............................................................................................................................................................

(Exact name of registrant as specified in its charter)

     NOVA SCOTIA, CANADA

                                                  98-0085412

.............................................................................................................................................................

   (State or other jurisdiction of

                                             (I.R.S. Employer

   incorporation or organization)

                                               Identification No.)

#250, 706 - 7th Avenue, S.W., Calgary, Alberta, Canada                                           T2P 0Z1

.......................................................................................................................................................

(Address of principal executive offices)

                                                    (Zip Code)

(403) 269-7741

.............................................................................................................................................................

(Registrant's telephone number, including area code)

.............................................................................................................................................................

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

☒  Yes     ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule

12b - 2 of the Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of November 10, 2003.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

SEPTEMBER 30, 2003

Table of Contents

PART I - FINANCIAL INFORMATION

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

	September 30,	December 31,
	2003	2002
Assets	(unaudited)	(Note)
Current assets
Cash and cash equivalents (Note 2)	$ 23,734,500	$ 19,454,453
Settlement receivable	26,157,030	-
Accounts receivable (Note 3)	2,108,165	2,683,367
Other assets	740,095	408,074
Total current assets	52,739,790	22,545,894

Oil and gas properties and equipment, net (full cost method)	6,096,188	6,227,463

Total assets	$ 58,835,978	$ 28,773,357

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 350,872	$ 515,429
Accrued liabilities (Note 4)	670,594	1,067,504
Accrued income taxes payable	10,821,303	-
Total current liabilities	11,842,769	1,582,933

Future income tax liability	1,579,000	1,016,000
Future site restoration provision (Note 5)	2,088,955	571,978
Total liabilities	15,510,724	3,170,911

Contingencies (Note 6)

Shareholders’ Equity (Note 7)
Limited Voting Shares, par value
$1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	27,271,833	27,271,833
Total capital	41,689,603	41,689,603
Retained earnings (deficit)	1,635,651	(16,087,157)
Total shareholders’ equity	43,325,254	25,602,446
Total liabilities and shareholders’ equity	$ 58,835,978	$ 28,773,357

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
Proceeds from carried interests	$ 1,442,593	$ 1,741,624	$ 7,420,792	$ 5,663,239
Natural gas sales	689,642	290,606	2,474,564	1,031,146
Oil and liquid sales	66,101	39,398	229,615	131,933
Interest and other income	165,182	134,627	486,409	294,121
Total revenues	2,363,518	2,206,255	10,611,380	7,120,439

Costs and expenses:
General and administrative	688,166	353,900	1,646,031	1,159,310
Legal	350,960	107,512	576,111	724,936
Lease operating costs	197,694	309,311	877,299	614,913
Depletion, depreciation and amortization	413,517	596,000	1,413,043	1,826,000
Future site restoration costs	53,000	74,000	148,000	232,000
Foreign exchange loss (gain)	(14,648)	(140,259)	422,166	(21,071)
Total costs and expenses	1,688,689	1,300,464	5,082,650	4,536,088
	674,829	905,791	5,528,730	2,584,351
Settlement of litigation (Note 8)	23,727,078	-	23,727,078	-
Income before income taxes	24,401,907	905,791	29,255,808	2,584,351
Income taxes (Note 9)	(9,544,000)	(397,875)	(11,533,000)	(1,120,349)
Net Income	14,857,907	507,916	17,722,808	1,464,002
Deficit - beginning of period	(13,222,256)	(17,487,666)	(16,087,157)	(18,443,752)
Retained earnings (deficit) - end of period	$ 1,635,651	$(16,979,750)	$ 1,635,651	$(16,979,750)

Net income per share:
Basic	$1.03	$.04	$1.23	$.10
Diluted	$1.03	$.04	$1.23	$.10

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,431,766	14,417,770	14,423,368	14,417,770

See accompanying notes.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cash flows from operating activities:
Net income	$ 14,857,907	$ 507,916	$ 17,722,808	$ 1,464,002
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depletion depreciation, and amortization	413,517	596,000	1,413,043	1,826,000
Future income tax expense	(876,000)	389,000	563,000	1,104,000
Future site restoration costs	1,591,000	74,000	1,686,000	232,000
Site restoration expenditures	(3,070)	-	(169,023)	127
Funds provided from operations	15,983,354	1,566,916	21,215,828	4,626,129
Change in current assets and liabilities:
Settlement receivable	(26,157,030)	-	(26,157,030)	-
Accounts receivable	1,068,841	1,241,361	575,202	1,573,131
Other assets	(475,137)	(183,116)	(332,021)	(141,040)
Accounts payable	32,172	14,142	(164,557)	(301,616)
Accrued liabilities	(1,582,225)	164,815	(396,910)	216,051
Accrued income taxes payable	10,821,303	-	10,821,303	-
Net cash provided from (used in) operations	(308,722)	2,804,118	5,561,815	5,972,655

Cash flows used in investing activities:
Additions to oil and gas properties	(189,150)	(187,557)	(1,281,768)	(264,184)
Net cash used in investing activities	(189,150)	(187,557)	(1,281,768)	(264,184)

Cash flows from financing activities:	-	-	-	-

Increase (decrease) in cash and cash equivalents	(497,872)	2,616,561	4,280,047	5,708,471
Cash and cash equivalents at the beginning of period	24,232,372	16,196,576	19,454,453	13,104,666
Cash and cash equivalents at the end of period	$ 23,734,500	$ 18,813,137	$ 23,734,500	$ 18,813,137

See accompanying notes.

#

Item 1.

Notes to consolidated financial statements

Note 1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, which have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”).  The effect of differences between these principles and accounting principles generally accepted in the United States (“U.S. GAAP”) is discussed in Note 10.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	September 30,	December 31,
	2003	2002
Cash	$ 283,506	$ 212,389
Canadian marketable securities (Yield: 2003 – 2.7%, 2002 – 2.8%)	21,205,810	16,639,567
U.S. marketable securities (Yield: 2003 – 1.1%, 2002 -1.9%)	2,245,184	2,602,497
Total	$23,734,500	$19,454,453

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 3

Accounts receivable

Accounts receivable is comprised mainly of accounts from various industry partners in the Company’s oil and gas properties as follows:

	September 30,	December 31,
	2003	2002
Kotaneelee partners	$ 1,311,262	$ 1,927,566
Samson Canada Ltd.	406,614	269,860
Anadarko Canada	92,487	126,968
Others	297,802	358,973
Total	$ 2,108,165	$ 2,683,367

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada Corporation, Imperial Oil Resources, and ExxonMobil Canada Properties.

Note 4.

Accrued liabilities

Accrued liabilities are as follows:

	September 30,	December 31,
	2003	2002
Capital and operating costs	$ 101,086	$ 701,600
Royalties	388,100	201,100
Accounting and legal expenses	52,200	54,150
Audit fees	41,250	38,500
Engineering fees	32,500	30,049
Joint venture audit fees	-	42,105
Other	55,458	-
	$ 670,594	$ 1,067,504

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 5.

Future site restoration provision

Details of future site restoration provision for the period as follows:

	September 30,	December 31,
	2003	2002
Balance - beginning of year	$ 571,978	$ 263,340
Future site restoration provision	1,686,000	314,000
Expenditures	(169,023)	(5,362)
Balance - end of period	$ 2,088,955	$ 571,978

In connection with the settlement of the Kotaneelee litigation, the Company agreed to be responsible for its share of abandonment liabilities in a carried interest position for the field.  The Company’s share of additional abandonment and site restoration liabilities assumed is estimated to be $2,300,000 (the fair value of which was included in the provision for the period).  Upon closing the acquisition of an additional 0.67% carried interest in the Kotaneelee field which occurred on October 31, 2003, the Company assumed an estimated additional $50,000 of site restoration liabilities.

Note 6.

Contingencies

Settlement of Kotaneelee Litigation

On September 9, 2003, the parties in the litigation concerning the Kotaneelee gas field entered into a comprehensive Settlement Agreement. (For details of the litigation see Item 3 Legal Proceedings of the Company’s Annual Report on Form 10-K dated March 27, 2003, as amended by the Company’s Form 10-K/A dated April 30, 2003).

The settlement closed on October 3, 2003.  Pursuant to the settlement there has been a complete abandonment of the litigation, including the claim that the defendants failed to fully develop the field.

The Company realized a gross pre-income tax amount (net of certain related settlement costs: see Note 8 below) of CDN $23,727,000 in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constitute taxable income for Canadian income tax purposes upon receipt by the Company.

In connection with the settlement, Canada Southern has acquired from Perkins Holdings and Levcor International Inc., their 0.67% carried interest formerly held by Levcor, including the associated interest in the litigation.  This acquisition was closed on October 31, 2003.

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

Also in connection with the settlement, the Company has agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  It is estimated that the Company’s 30.67% share of the abandonment liabilities will amount to approximately CDN$2,400,000.

The settlement agreement does not include any understandings with or commitments by the working interest owners to further develop the Kotaneelee field beyond those mechanisms for doing so contained in the 1959 agreement and subsequent amendments thereto.

Litigation Contingent Interests

In 1991 and 1997 the Company granted contingent interests in certain net recoveries from the Kotaneelee litigation.  After the settlement with the defendants was agreed upon, the Company’s Board of Directors established a committee comprised solely of directors with no direct or indirect personal interest in the matter of the contingent interests.  This independent committee of directors, comprised of Messrs. Kanik, McGinity and Stewart, consulted with independent outside counsel with regard to what amounts, if any, were payable pursuant to the contingent interests.

In early October 2003, counsel to the independent committee advised each of the contingent interest grantees that the committee had concluded, based on advice of counsel, that there is no entitlement arising under such interests.

Mr. Arthur B. O’Donnell (a director of Canada Southern Petroleum Ltd. since 1997), a beneficial holder of a 0.333% contingent interest (derived from G&O’D Inc.), Mr. James R. Joyce, a beneficial holder of a 0.333% contingent interest (derived from G&O’D Inc.), and Murtha Cullina LLP (Mr. Timothy L. Largay, a partner of the firm, has been a director of Canada Southern Petroleum Ltd. since 1997), a grantee of a 1.00% contingent interest, have each notified counsel to the committee that is in agreement with the committee’s conclusion.

Prior to the conclusion of the independent committee that the contingent interest grantees have no entitlement arising under such interests, the Company had received communications from counsel representing the 2.0% contingent interest granted to C. Dean Reasoner asserting entitlements arising under such grants.

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 6.

Contingencies (Cont’d)

The following grantees, each of whom previously served as litigation counsel to the Company, have advised the Company that they disagree with the committee’s conclusion:

Robert J. Angerer, Sr., Esq.                      2.00%

V. A. MacDonald, Esq.                               0.75%

Peter McMahon, Esq.                                1.00%

These grantees have notified the Company that their position is that the contingent interests apply to the withheld processing fees, production revenues from the field, and other alleged recoveries which could total more than CDN$200,000,000.  The Company does not accept their position.

The grantees of contingent interests totaling 1.13% have not yet communicated their positions to the Company.

The Company has recently been advised that certain contingent interest grantees have retained legal counsel to advise them on and pursue the matter with the Company.  While the Company, consistent with its legal counsel’s recommendation, remains of the view that the Company’s position is sound, the Company cannot predict with certainty the outcome of this dispute.

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

On April 7 and June 27, 2003, Canada Southern became formally recognized as an owner of the Siphon and Buick Creek facilities respectively.  During 2002, all accounting adjustments related the Siphon facilities were recorded, and prior to the third quarter of 2003 all accruals for accounting adjustments related to the Buick Creek facility were recorded.  Upon recognition as an owner of the Buick Creek facilities, Canada Southern became responsible for facility improvements and repairs that were completed in December 2001, and 2002 respectively.  During

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 7.

Limited Voting Shares and Stock Options

the third quarter of 2003, Canada Southern was invoiced for and made net payments to the operator of approximately $1,262,000 related to this issue.

Discussions with the operator of the Wargen area on the facility issue are ongoing.  Canada Southern may also be invoiced for additional operating and or capital costs at Wargen. Possible amounts of such costs are currently undeterminable.

Summary of Options Outstanding at September 30, 2003

				Option
Years granted	Expiration Dates	Total	Exercisable	Prices (CDN $)
1999	Jan. 2004	322,700	322,700	7.00
2001	Nov. 2006	45,000	30,000	6.81
2002	Jan. 2007	100,000	100,000	7.53
2002	April 2007	50,000	50,000	6.81
2003	June 2008	50,000	50,000	6.58
Total – September 30, 2003		567,700	552,700

Options Reserved for Future Grants		330,134

During June 2003, a director of the Company was granted a five year option to purchase 50,000 shares at $6.58 per share.  The options were immediately vested and exercisable.  The only currently unvested stock options (15,000 granted to the Company’s Acting President) become exercisable on May 1, 2004.

Pro forma information regarding net income and net income per share is required by Canadian and U.S. accounting standards, and has been determined as if Canada Southern had accounted for its stock options using the fair value method.  Under this method, the fair value of the options is amortized as additional compensation expense over the vesting period.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the 2003 valuation model were: risk free interest rate – 3.86%, expected life - 5 years and expected volatility - 0.622.  The assumptions used in the 2002 valuation model were:  risk free interest rate – 4.20%, expected life - 5 years and expected volatility - 0.667.

Because Canada Southern’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 7.

Limited Voting Shares and Stock Options (Cont’d)

For the purpose of pro forma disclosures, the estimated fair value of the stock options is expensed in the year of grant since most of the options are immediately exercisable.  Canada Southern’s pro forma information is as follows:

	Amount	Per Share
Net income as reported – three month period ended September 30, 2003	$14,857,907	$ 1.03
Stock option expense	(5,715)	(0.00)
Pro-forma net income	$14,852,192	$ 1.03

Net income as reported – three month period ended September 30, 2002	$ 507,916	$0.04
Stock option expense	(6,030)	(0.00)
Pro-forma net income	$ 501,886	$0.04

	Amount	Per Share
Net income as reported – nine month period ended September 30, 2003	$17,722,808	$ 1.23
Stock option expense	(199,645)	(0.01)
Pro-forma net income	$17,523,163	$ 1.22

Net income as reported – nine month period ended September 30, 2002	$ 1,464,002	$0.10
Stock option expense	(664,090)	(0.05)
Pro-forma net income	$ 799,912	$0.05

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 8.

Settlement of litigation

Details of the components of the settlement are as follows:

Amount
Processing fees	$22,031,459
Capital pool claim	1,589,263
Interest	1,567,705
25,188,427
Other *	(1,461,349)
$23,727,078

* Other includes legal fees recovered, recognition of fair value of abandonment liabilities assumed on settlement and amount paid for Levcor International Inc. and Perkins Holdings interest in the litigation.

Note 9.

Income taxes

At September 30, 2003, the Company had no unused net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Current income tax	$ 10,420,000	$ 8,875	$ 10,970,000	$ 16,349
Future income tax	(876,000)	389,000	563,000	1,104,000
Total	$ 9,544,000	$397,875	$ 11,533,000	$1,120,349

Cash taxes paid	$ 45,000	$ 12,876	$ 125,000	$ 66,944

Cash tax payable for fiscal 2003 is due prior to February 29, 2004.

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

U. S. GAAP differences

The reconciliation of net income between Canadian and US GAAP is summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income - Canadian GAAP	$14,857,907	$507,916	$17,722,808	$1,464,002
Depletion expense (a)	67,873	-	90,619	-
Accretion of asset retirement obligation (a)	(28,645)	-	(60,303)	-
Income taxes (a)	(17,135)	-	(13,242)	-
Future income taxes (c)	(130,000)	-	(130,000)	-
Income before change in accounting principle - US GAAP	14,750,000	507,916	17,609,882	1,464,002
Cumulative effect of change in accounting principle (a)	68,231	-	68,231	-
Net income - US GAAP	14,818,231	507,916	17,678,113	1,464,002
Change in value of available for sale securities (b)	22,018	40,723	35,733	(312,926)
Other comprehensive income	$14,840,249	$548,639	$17,771,846	$1,151,076

US GAAP - net income per share
Basic	$1.03	$.04	$1.23	$.08
Diluted	$1.03	$.04	$1.23	$.08

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,431,766	14,417,770	14,423,368	14,417,770

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

U. S. GAAP differences (Cont'd)

The balance sheet information for the Canadian and US GAAP differences is summarized in the table below:

Balance sheet information
	September 30, 2003		December 31, 2002
	Canadian GAAP	US GAAP	Canadian GAAP	US GAAP

Current assets (b)	$ 52,739,790	$ 52,844,045	$ 22,545,894	$ 22,604,337
Oil and gas properties and equipment (a)	6,096,188	6,393,349	6,227,463	6,227,463
	$ 58,835,978	$ 59,237,394	$ 28,773,357	$ 28,831,800

Current liabilities	$ 11,842,769	$ 11,842,769	$ 1,582,933	$ 1,582,933
Future income tax liability (a)(b)(c)	1,579,000	1,785,238	1,016,000	1,016,000
Future site restoration provision (a)	2,088,955	2,234,652	571,978	571,978
Share capital	41,689,603	41,689,603	41,689,603	41,689,603
Retained Earnings (Deficit) (a) (c)	1,635,651	1,590,956	(16,087,157)	(16,087,157)
Accumulated other comprehensive income (b)	-	94,176	-	58,443
	$ 58,835,978	$ 59,237,394	$ 28,773,357	$ 28,831,800

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

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

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

During the period ended September 30, 2003, and in connection with the settlement of the Kotaneelee litigation the Company assumed an additional $2,300,000 of abandonment liabilities at Kotaneelee, which increases oil and gas properties.  Upon closing of the acquisition of an additional 0.67% carried interest share in the Kotaneelee field on October 31, 2003, an additional $50,000 of abandonment liabilities was assumed.  As one well was abandoned in March 2003, the asset retirement obligation would be consistent with the treatment for Canadian GAAP and would be decreased by the $165,282 actually expended without any recognition of a gain or loss on abandonment.  Depletion expense and site restoration costs for the nine months ended September 30, 2003 would be $90,619 lower than the $148,000 provided for under Canadian GAAP (resulting in an increase in net income). Depletion expense and site restoration costs for the three month period ended September 30, 2003 would be $33,873 lower than the $53,000 provided for under Canadian GAAP (resulting in an increase in net income).

The following table describes all changes to the Company’s asset retirement obligation liability:

	Three months ended September 30,	Nine months ended September 30,
	2003	2003
Asset retirement obligation, beginning of period	$ 651,950	$ 747,991
Liabilities incurred	1,557,127	1,595,381
Accretion expense	28,645	60,303
Cash expenditures for site restoration	(3,070)	(169,023)
Revision in estimated cash flows	-	-
Asset retirement obligation, end of period	$ 2,234,652	$ 2,234,652

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

U. S. GAAP differences (Cont’d)

The pro forma effects of the application of FASB 143 as if it had been adopted on January 1, 2002 (rather than January 1, 2003) are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Pro forma amounts assuming the accounting change is applied retroactively net-of-tax:

Pro forma net income	$ 14,750,000	540,584	$17,609,882	$ 1,572,006

Pro forma net income per share:
Basic	$1.02	$0.04	$1.22	$0.11
Diluted	$1.02	$0.04	$1.22	$0.11

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,431,766	14,417,770	14,423,368	14,417,770

The pro forma asset retirement obligation liability balances as if FASB 143 had been adopted on January 1, 2002 (rather than January 1, 2003) are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Pro forma amounts of liability for asset retirement obligation at beginning of period	$ 651,950	$ 670,816	$ 747,991	$ 588,025

Pro forma amounts of liability for asset retirement obligation at end of period	$ 2,234,652	$712,148	$ 2,234,652	$ 712,148

#

Item 1.

Notes to consolidated financial statements (Cont'd)

Note 10.

U. S. GAAP differences (Cont’d)

(b)  Other Comprehensive Income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At September 30, 2003, the Company owned approximately 2% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $104,255 (December 31, 2002 - $58,443) and a carrying value of $1.00.  The shares are subject to a lock-in agreement that restricts the ability of the Company to dispose of its holding on the open market.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at September 30, 2003.  This would result in other comprehensive income for the nine month period ended September 30, 2003 (other comprehensive loss for the nine month period ended September 30, 2002), and other comprehensive income for the three month period ended September 30, 2003 (other comprehensive income for the three month period ended September 30, 2002).  In addition, the balance sheet would reflect Marketable Securities in the amount of $104,255 (December 31, 2002 - $58,443) with a corresponding credit to Shareholders’ Equity - Accumulated other comprehensive income in the same amount.

(c)  Future Income Taxes

Under Canadian GAAP, the benefits of substantially enacted income tax rate reductions can be recorded, however under FASB 109 the benefits attributable to income tax rate changes can only be recorded when enacted.  As at September 30, 2003, US GAAP requires the recognition of an additional $130,000 of future income tax expense and liability.

Note 11.

Comparative Amounts

Certain amounts for the 2002 period Consolidated Statements of Cash Flows have been reclassified to conform to the classifications in the 2003 period.

#

Item 1.

Supplementary Oil and Gas Data

	Nine month periods ended September 30,
Total Sales Volumes (before royalties)	2003	2002	Change	% Change
Carried interests (mcf)	1,694,506	2,523,258	(828,752)	(33%)
Carried interests (bbls)	99	477	(378)	(79%)

Natural gas (mcf)	534,248	445,852	88,396	20%
Oil and liquids (bbls)	7,700	6,213	1,487	24%

boe’s (6 mcf = 1 boe)	379,258	501,542	(122,284)	(24%)
boe’s per day	1,389	1,837	(448)	(24%)

mcfe’s (1 bbl = 6 mcfe)	2,275,548	3,009,250	(733,702)	(24%)
mcfe’s per day	8,335	11,023	(2,688)	(24%)

The corporate sales mix between oil and gas is as follows:

Sales Mix Percent
Natural gas (mcf)	98	99	(1)	(1%)
Oil and liquids (mcfe)	2	1	1	100%

The corporate netback analysis for carried interest sales is as follows:
Netback Analysis
Carried interests (per mcfe)
Sales	6.07	3.28	2.79	85%
Royalties	(.78)	(.37)	(.41)	111%
Transportation	(.55)	(.45)	(.10)	22%
Net Sales	4.74	2.46	2.28	93%
Lease operating expenses	(.36)	(.17)	(.19)	112%
Carried interest capital	(.00)	(.05)	.05	(100%)
Field netback	4.38	2.24	2.14	96%

The corporate netback analysis for working and royalty interest sales is as follows:

Working and royalty interests (per mcfe)
Sales	6.13	3.20	2.93	92%
Royalties	(1.47)	(.80)	(.67)	84%
Net Sales	4.66	2.40	2.26	94%
Lease operating expenses	(1.51)	(1.27)	(.24)	19%
Field netback	3.15	1.13	2.02	179%

Definition of Terms
boe = barrel of oil equivalent	mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet of natural gas	bbl = barrel of oil

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among these risks and uncertainties are uncertainties as to the pricing, production levels and costs from the properties in which Canada Southern has interests, the extent of the recoverable reserves at those properties and the outcome of disputes with respect to contingent interests granted in 1991 and 1997.  The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.

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

#

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

Liquidity and Capital Resources

At September 30, 2003, Canada Southern had $23,734,500 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes including exploration and development activities.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources (Cont’d)

Net cash flow provided from operations during the first nine months of 2003 was $5,562,000 compared to the net cash flow provided from operations of $5,973,000 during the first nine months of 2002.

Increase in income from operations	$ 16,590,000
Net changes in accounts receivable and other	(27,346,000)
Net changes in current liabilities	10,345,000
Decrease in net cash provided by operations	$ (411,000)

With the settlement of the Kotaneelee litigation, the related risk to the Company of being assessed court costs has been eliminated.

On September 9, 2003 the Company announced that it had entered into a settlement agreement with the defendants in the Kotaneelee litigation.  The gross monies (net of certain costs related to the settlement; see Note 8 of the financial statements) received by the Company as a result of the settlement ($23,727,000) were received on October 3, 2003.

Now that settlement has been achieved, management is able to focus on its normal oil and gas operations.  During the nine months ended September 30, 2003, Canada Southern expended $1,282,000 on capital additions, and has budgeted further capital expenditures of approximately $4,000,000 in the fourth quarter of 2003 for seismic, drilling, workovers, equipment, and other activities on lands outside of Kotaneelee.

Canada Southern’s property at Kotaneelee can be considered high risk due to the complexity and depth of the producing formation, the consequential cost of drilling it, and the increasing production of water.  The Company is evaluating the existing developed reserves at Kotaneelee and further development opportunities on the lease, with the assistance of independent reserve engineers Gilbert Laustsen Jung Associates Ltd.

The Company’s northeast British Columbia properties are not as risky as Kotaneelee, but cannot be considered low risk due to depth of drilling, surface access, and related costs.

To create a more balanced portfolio of risk opportunities the Company is seeking to acquire some low risk properties.  In the second quarter of 2003, Canada Southern acquired the mineral rights to approximately 10 contiguous sections of 100% interest land in the 40 Mile Coulee area of southern Alberta.  To prove the technical concept of this lower risk, shallow natural gas area, the Company drilled and cased 3 exploration wells during October and November 2003.  Although the wells have yet to be tested over an extensive period of time, based on results to date, the Company may drill as many as 20 additional wells in the area.

Canada Southern is also considering initiating other field activities prior to year end in northeast British Columbia.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources (Cont’d)

In the near term, Canada Southern expects to rely on internally generated cash flows and current cash on hand to provide a solid base level of funding of the Company’s annual capital expenditure program.

In connection with the receipt of taxable settlement proceeds the Company expects that it will have to pay approximately $10,933,000 of cash income tax prior to February 29, 2004.  Income tax deductions generated by capital spending in the fourth quarter may reduce the amount of cash tax payable.

Canada Southern has established a provision for its potential share of future site restoration costs.  The estimated amount of these costs, which totals approximately $3,600,000, is being provided for on a unit of production basis in accordance with existing legislation and industry practice.  At September 30, 2003, Canada Southern had accrued approximately $2,100,000 of these costs with $1,500,000 remaining to be accrued in the future.  During the period ended September 30, 2003, Canada Southern expended $164,000 to abandon a well, and $224,000 to repair another well to return it to production.  Both of these expenditures reduced the estimated remaining amount of future abandonment costs.

Results of Operations

Three months ended September 30, 2003 vs. September 30, 2002

A comparison of revenues, costs and expenses, net income and earnings per share for the third quarter of 2003 and the third quarter of 2002 is as follows:

	Three months ended September 30,
	2003	2002	Net Change
Revenues	$ 2,364,000	$ 2,206,000	$ 158,000
Costs and expenses	(1,689,000)	(1,300,000)	(389,000)
Settlement of litigation	23,727,000	-	23,727,000
Income tax provision	(9,544,000)	(398,000)	(9,146,000)
Net income	$ 14,858,000	$ 508,000	$ 14,350,000

Net income per share:
Basic	$1.03	$0.04	$0.99
Diluted	$1.03	$0.04	$0.99

Canada Southern receives its revenue from the production and sale of natural gas, natural gas liquids and crude oil from both carried and working interests.  The majority of the Company’s revenue is currently received from its carried interest position in the Kotaneelee field.

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Proceeds from carried interests decreased 17% to $1,443,000 during the third quarter of 2003 from $1,742,000 in the third quarter of 2002.  The following is a comparison of the proceeds from carried interests for the periods indicated:

	Three months ended September 30,
	2003	2002
Kotaneelee gas field	$1,442,000	$1,473,000
Other properties	1,000	269,000
Total	$1,443,000	$1,742,000

Natural gas sales from the Kotaneelee field are approximately 78% of gross Kotaneelee monthly production.  Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.  In addition, water production has increased since 2001.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2001.  Water production and water handling capacities continue to be a concern.  Natural gas production continues to decline as the reservoir pressure declines.  Water production continues to increase and will at some point become a constraining factor on gas production. The Company is not able to predict with certainty the remaining life of the existing developed reserves and the associated production profile.

The Company expects fourth quarter proceeds from carried interest revenue to be lower than otherwise due to inclusion in the carried interest account by the operator of seismic acquisition expenditures estimated in the amount of $1,100,000 ($337,370 net to Canada Southern).  The Company also expects to be charged for its 30.67% share of additional amounts for processing and interpretation of the seismic, the amount of which is currently undeterminable.

Other properties carried interest revenue in the 2002 period includes revenues on properties that were converted from a carried to a working interest position in 2001, thus causing a decline in proceeds from carried interests in the 2003 period.  Other properties carried interest revenue is anticipated to be minimal for the foreseeable future.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Gross production (gas - Mmcf; water – bbls) from the Kotaneelee field during the third quarter of 2003 compared to the third quarter of 2002 is as follows:

	2003	2002	2003	2002
Month	Mmcf/d	Mmcf/d	Bbls/d	Bbls/d
July	16.1	37.3	1,142	1,037
August	25.2	33.8	1,549	971
September	23.8	24.8	1,697	794

Gross natural gas production from each Kotaneelee well for the month of September 2003 was 9.0 Mmcf per day from the B-38 well and 14.8 Mmcf per day from the I-48 well (production in September 2002 – B-38 was 16.5 Mmcf per day and the I-48 was 8.3 Mmcf per day).

Gross water production from each Kotaneelee well for the month of September 2003 was 1,514 bbs per day from the B-38 well and 183 bbls per day from the I-48 well (production in September 2002 – B-38 was 716 bbls per day and the I-48 was 68 bbls per day).

During the period from June 27 to July 10, 2003 the Kotaneelee field was shut-in (not producing) due to a scheduled facility turn-around at the Duke Energy Fort Nelson gas processing plant.

Kotaneelee sales volumes decreased by 45% during the third quarter of 2003 from the third quarter of 2002 (from 816,783 mcf to 445,431 mcf respectively) due to a combination of production declines and the field being temporarily shut-in.  During the same period average natural gas prices increased 74%. Operating and capital costs increased by 345% to $365,000 in the third quarter of 2003 as compared to $82,000 in the third quarter of 2002 mainly due to Kotaneelee facilities repairs and maintenance.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

The volumes in thousand cubic feet (mcf) and barrels (bbls) (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold during the periods indicated were as follows:

	Carried Interests
	Three months ended September 30,
	2003			2002
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	445,431	$ 5.27	$2,348,000	816,783	$ 3.02	$2,470,000
Liquids (bbls)	25		(4,000)	362	$20.72	8,000
Transportation			(330,000)			(361,000)
Royalty expense			(206,000)			(293,000)
Operating costs			(362,000)			(75,000)
Capital costs			(3,000)			(7,000)
Total			$ 1,443,000			$ 1,742,000

During 2000, the operator of the then carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.

Discussions with the operator are continuing and it is expected that this issue will be resolved during the fourth quarter of 2003.

Natural gas revenue from working and royalty interest properties increased 137% to $690,000 in the third quarter of 2003 from $291,000 in the third quarter of 2002.  There was a 31% increase in the working interest volumes sold and a 77% increase in the average sales price.  Increases in sales volumes were due to positive results on capital expenditures at Clarke Lake and higher production performance at Buick Creek and Siphon during the quarter. Natural gas sales include royalty income, which increased by 102% from $36,000 to $73,000.  Royalty volumes sold decreased slightly and natural gas royalty sales price increased 129% when compared with the third quarter of 2002.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Working interest and royalty volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended September 30,
	2003			2002
	mcf	Average price per mcf	Total	mcf	Average price per mcf	Total
Natural gas sales	160,738	$5.34	$ 858,000	123,072	$3.28	$370,000
Royalty income	11,909	$6.10	73,000	13,482	$3.56	36,000
Royalty expense	-		(241,000)	-		(115,000)
Total	172,647		$690,000	136,554		$ 291,000

Oil and natural gas liquid sales from working and royalty interests increased by 68% in the third quarter of 2003 to $66,000 compared to $39,000 in the third quarter of 2002.  The majority of the Company’s liquids sales are derived from natural gas liquids. Liquid volumes in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended September 30,
	2003			2002
	bbls	Average price per bbl	Total	bbl	Average price per bbl	Total
Liquid sales	2,198	$34.34	$75,000	1,351	$38.32	$52,000
Royalty income	125	$15.49	2,000	199	$6.64	1,000
Royalty expense	-		(11,000)	-		(14,000)
Total	2,323		$66,000	1,550		$39,000

Interest and other income increased 23% in the third quarter of 2003 from $135,000 in the third quarter of 2002 to $165,000 because more funds were available for investment, and because of steps taken to improve the yield on those funds.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

General and administrative costs increased 95% in the third quarter of 2003 to $688,000 from $354,000 in the third quarter of 2002 primarily because of increases in directors’ fees and expenses, consultants’ expenses, audit services, and insurance expense.  Directors’ fees and expenses increased substantially due mainly to intense participation by all board members throughout the period in the complex settlement of the Kotaneelee litigation, the response to the contingent interest claims on the Kotaneelee settlement proceeds, and in planning for the resumption in normal course exploration and development activities by the Company.  During the period there were 18 formal meetings of the board or committees thereof, and at least that number of informal meetings or teleconferences, directly related to the settlement.  The Chairman of the Board (Mr. McGinity) was continuously present in Calgary during most of August and during early September, and the board determined that an increase in the Chairman’s compensation was therefore warranted, retroactive to July 1, 2003.  Canada Southern expects that directors’ fees and expenses will decrease substantially in the fourth quarter compared to the third quarter, given the settlement of the litigation.  No general and administrative expenses were capitalized during the period.

A comparative summary of general and administrative costs grouped by major category is as follows:

	Three months ended September 30,
	2003	2002
Consultants	$ 176,000	$ 88,000
Salaries and benefits	60,000	51,000
Shareholder communications	44,000	27,000
Insurance expense	99,000	66,000
Directors’ fees and expenses	165,000	46,000
Audit and professional services	87,000	37,000
Other	57,000	39,000
Total	$688,000	$354,000

Legal expenses increased 226% during the third quarter of 2003 to $351,000 from $108,000 during the third quarter of 2002.  These expenses are related primarily to the cost of the Kotaneelee litigation.  The increase in costs relates primarily to the legal work on the Kotaneelee litigation and settlement during the third quarter of 2003.  Canada Southern expects that legal expenses will decrease substantially over the remainder of the year given the settlement of the litigation.

Lease operating costs decreased 36% from $309,000 in the third quarter of 2002 to $198,000 in the third quarter of 2003 mainly because of a gas plant turnaround at Siphon and repairs to a gas well at Clarke Lake in the 2002 period.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Three months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Depletion, depreciation and amortization expense decreased 31% in the third quarter of 2003 to $414,000 from $596,000 in the third quarter of 2002.  The decrease was due to decreases in production volumes over the prior period.

Future site restoration costs decreased by 28% to $53,000 in the third quarter of 2003 compared with $74,000 in the third quarter of 2002.  The decrease in the amount relates to cash expenditures incurred in the first quarter of 2003 that reduced the aggregate amount of future site restoration liabilities.  A well at Jackfish was abandoned, and a well at Clarke Lake was repaired for reinstatement of production, resulting in a $416,000 reduction in the aggregate estimated corporate cost of site restoration.  In connection with settlement of the Kotaneelee litigation the Company agreed to be responsible for its share of the future site restoration costs at Kotaneelee.  As a result Canada Southern expects future site restoration costs to increase in the future.

Foreign exchange gain decreased by 90% to $15,000 in the third quarter of 2003, compared to a gain of $140,000 in the third quarter of 2002 on the Company’s U.S. dollar investments.  The strengthening of the U.S. dollar compared to the Canadian dollar during the third quarter of 2003 resulted in the gain.  With the relative volatility between the U.S. and Canadian dollar, the Company expects to record further foreign exchange losses or gains during the year.  The value of the Canadian dollar was U.S. $.7421 at June 30, 2003 compared to U.S. $.7388 at September 30, 2003.

An income tax provision of $9,544,000 was recorded in the third quarter of 2003 compared to an income tax provision of $398,000 during the third quarter of 2002.  The increase in income tax provision is attributable to the taxable proceeds from settlement of the Kotaneelee litigation.  During the third quarter of 2003, the Company’s effective tax rate was 39% as compared to 44% during the third quarter of 2002.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002

A comparison of revenues, costs and expenses, net income and earnings per share for the first nine months of 2003 and the first nine months of 2002 is as follows:

	Nine Months ended September 30,
	2003	2002	Net Change
Revenues	$10,611,000	$7,120,000	$3,491,000
Costs and expenses	(5,082,000)	(4,536,000)	(546,000)
Settlement of litigation	23,727,000	-	23,727,000
Income tax provision	(11,533,000)	(1,120,000)	(10,413,000)
Net income	$17,723,000	$ 1,464,000	$16,259,000

Net income per share:
Basic	$1.23	$0.10	$1.13
Diluted	$1.23	$0.10	$1.13

Canada Southern receives its revenue from the production and sale of natural gas, natural gas liquids and crude oil.  The majority of the Company’s revenue is currently received from its carried interest position in the Kotaneelee field.

Proceeds from carried interests increased 31% to $7,421,000 during the first nine months of 2003 from $5,663,000 during the first nine months of 2002.  The following is a comparison of the proceeds from carried interests for the periods indicated:

	Nine months ended September 30,
	2003	2002
Kotaneelee gas field	$7,416,000	$5,391,000
Other properties	5,000	272,000
Total	$7,421,000	$5,663,000

Natural gas sales from the Kotaneelee field are approximately 78% of gross Kotaneelee monthly production.  Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the field.

In addition, water production has increased since 2001.  To alleviate the concern of water disposal capacity the operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  Natural gas production continues to decline as the reservoir pressure declines.  Water production continues to increase and will at some point become a

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

constraining factor on gas production. The Company is not able to predict with certainty the remaining life of the existing developed reserves and the associated production profile.

The Company expects fourth quarter proceeds from carried interest revenue will be reduced by the inclusion in the carried interest account by the operator of seismic acquisition expenditures in the estimated amount of $1,100,000 ($337,370 net to Canada Southern).  The Company also expects to be charged for its 30.67% share of additional amounts for processing and interpretation of the seismic, the amount of which is currently undeterminable.

Other properties carried interest revenue in the 2002 period includes revenues on properties that were converted from a carried to a working interest position in 2001, thus causing a decline in proceeds from carried interests in the 2003 period.  Other properties carried interest revenue is anticipated to be minimal for the foreseeable future.

Production from the Kotaneelee field (natural gas – mmcf; water – bbls) during the first nine months of 2003 compared to the first nine months of 2002 is as follows:

	2003	2002	2003	2002
Month	Mmcf/d	Mmcf/d	Bbls/d	Bbls/d
January	30.8	41.9	1,336	832
February	30.6	40.5	1,434	856
March	29.3	39.0	1,418	891
April	27.8	39.4	1,452	951
May	26.4	38.1	1,452	969
June	21.7	36.7	1,476	999
July	16.1	37.3	1,142	1,037
August	25.2	33.8	1,549	971
September	23.8	24.8	1,697	784

Gross natural gas production from each Kotaneelee well for the month of September 2003 was 9.0 Mmcf per day from the B-38 well and 14.8 Mmcf per day from the I-48 well (production in September 2002 – B-38 was 16.5 Mmcf per day and the I-48 was 8.3 Mmcf per day).

Gross water production from each Kotaneelee well for the month of September 2003 was 1,514 bbs per day from the B-38 well and 183 bbls per day from the I-48 well (production in September 2002 – B-38 was 716 bbls per day and the I-48 was 68 bbls per day).

During the period from June 27 to July 10, 2003 the Kotaneelee field was shut-in (not producing) due to a scheduled facility turn-around at the Duke Energy Fort Nelson Gas Plant.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Kotaneelee sales volumes decreased by 33% during the first nine months of 2003 when compared to the first nine months of 2002 (from 2,523,258 mcf to 1,694,506 mcf respectively) due to a combination of production declines and the field being temporarily shut-in.  Average natural gas prices increased 85% and operating and capital costs increased by 9% during the first nine months of 2003 as compared to the first nine months of 2002.

Carried interest sales volumes in thousand cubic feet (mcf) and liquids (bbls) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Carried Interests
	Nine months ended September 30,
	2003			2002
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	1,694,506	$ 6.07	$10,294,000	2,523,258	$ 3.28	$8,281,000
Liquids (bbls)	99		-	477	$23.40	11,000
Transportation			(935,000)			(1,125,000)
Royalty expense			(1,328,000)			(943,000)
Operating costs			(606,000)			(432,000)
Capital costs			(4,000)			(129,000)
Total			$7,421,000			$5,663,000

During 2000, the operator of the then carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid in prior years.  Canada Southern disputes the operator’s position and is attempting to recover the disputed amount.  In accordance with the Company’s accounting policies, no recovery of the disputed amount has been recorded.  Discussions with the operator are continuing and it is expected that this issue will be resolved during the fourth quarter of 2003.

Natural gas sales from working and royalty interest increased 140% to $2,475,000 in the first nine months of 2003 from $1,031,000 in the first nine months of 2002.  There was a 21% increase in working interest volumes sold and a 97% increase in the average sales price.  Increases in sales volumes were due to positive results on capital expenditures at Clarke Lake and higher production performance at Buick Creek and Siphon during the period.  Natural gas sales include royalty income, which increased by 137% from $91,000 to $216,000.  Royalty interest volumes sold increased 4% over 2002 and the average sales price on royalty volumes increased 128%.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

The working and royalty interest volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Working and Royalty Interests
	Nine months ended September 30,
	2003			2002
		Average price			Average price
	mcf	per mcf	Total	mcf	per mcf	Total
Natural gas sales	502,597	$6.07	$3,051,000	415,521	$3.10	$1,278,000
Royalty income	31,651	$6.82	216,000	30,331	$3.26	91,000
Royalty expense	-		(792,000)	-		(338,000)
Total	534,248		$2,475,000	445,852		$1,031,000

Oil and natural gas liquid sales from working and royalty interests increased by 74% in 2003 to $230,000 compared to $132,000 in 2002.  The majority of the Company’s liquids sales are derived from natural gas liquids.  Liquid volumes in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Working and Royalty Interests
	Nine months ended September 30,
	2003			2002
		Average price			Average price
	bbls	per bbl	Total	bbls	per bbl	Total
Liquid sales	7,515	$38.39	$289,000	5,524	$31.80	$176,000
Royalty income	185	$24.00	4,000	689	$5.50	4,000
Royalty expense	-		(63,000)	-		(48,000)
Total	7,700		$230,000	6,213		$132,000

Interest and other income increased 65% to $486,000 in the first nine months of 2003 from $294,000 in the first nine months of 2002 because more funds were available for investment, and because of steps taken to improve the yield on those funds.  The first nine months of 2003 includes proceeds from the sale of seismic data in the amount of $18,000 as compared with $40,000 from such sales during the first nine months of 2002.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

General and administrative costs increased 42% in the first nine months of 2003 to $1,646,000 from $1,159,000 in the first nine months of 2002 primarily because of increases in directors’ fees and expenses, audit services, insurance expense, and shareholder communications.  Insurance premiums have risen significantly since September 11, 2001.  Directors’ fees and expenses increased substantially due mainly to intense participation of all board members throughout the third quarter in the complex settlement of the Kotaneelee litigation, the response to the contingent interest claims on the Kotaneelee settlement proceeds and in planning for the resumption in normal course exploration and development activities by the Company.  In the third quarter alone, there were 18 formal meetings of the board or committees thereof, and at least that number of informal meetings or teleconferences, directly related to the settlement.  The Chairman of the Board (Mr. McGinity) was continuously present in Calgary during most of August and during early September, and the board determined that an increase in the Chairman’s compensation was therefore warranted, retroactive to July 1, 2003.  Canada Southern expects that Directors’ fees and expenses in the fourth quarter will be substantially lower than in the third quarter, given the settlement of the litigation.  No general and administrative expenses were capitalized during the period.

A comparative summary of general and administrative costs grouped by major category is as follows:

	Nine months ended September 30,
	2003	2002
Consultants	$ 362,000	$ 319,000
Salaries and benefits	168,000	156,000
Shareholder communications	218,000	183,000
Insurance expense	221,000	157,000
Directors’ fees and expenses	343,000	152,000
Audit and professional services	181,000	73,000
Other	153,000	119,000
Total	$ 1,646,000	$ 1,159,000

Legal expenses decreased 21% during the first nine months of 2003 to $576,000 from $725,000 during the first nine months of 2002.  These expenses are related primarily to the cost of the Kotaneelee litigation.  The reduction in costs relates primarily to the reduction of legal work on the Kotaneelee litigation during the period in 2003.  Canada Southern expects that legal expenses will decrease substantially over the remainder of the year given the settlement of the litigation.

#

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations (Cont’d)

Nine months ended September 30, 2003 vs. September 30, 2002 (Cont’d)

Lease operating costs increased 43% from $615,000 in the first nine months of 2002 to $877,000 in the first nine months of 2003, mainly because of the costs related to facility operating costs at Buick Creek from the date of conversion into a working interest (January 1, 2001) to September 30, 2003.  Canada Southern was recognized as an owner of the Buick Creek facilities at the end of June 2003, and was invoiced for facility costs during the third quarter.

Depletion, depreciation and amortization expense decreased 23% in the first nine months of 2003 to $1,413,000 from $1,826,000 in the first nine months of 2002.  The decrease is associated with lower levels of production from the Kotaneelee gas field.

Future site restoration costs decreased by 36% to $148,000 in the first nine months of 2003 compared with $232,000 in the first nine months of 2002.  The decrease in the amount relates to cash expenditures incurred in the first quarter of 2003 that reduced the aggregate amount of future site restoration liabilities.  A well at Jackfish was abandoned, and a well at Clarke Lake was repaired for reinstatement of production, resulting in a $416,000 reduction in the aggregate estimated corporate cost of site restoration.  In connection with settlement of the Kotaneelee litigation the Company agreed to be responsible for its share of the future site restoration costs at Kotaneelee.  As a result Canada Southern expects future site restoration costs to increase in the future.

A foreign exchange loss of $422,000 was recorded in the first nine months of 2003, compared to a gain of $21,000 in the first nine months of 2002 on the Company’s U.S. dollar investments.  Canada Southern held investments in marketable securities in United States currency, which is subject to foreign exchange fluctuations.  At September 30, 2003, the U.S. dollar investments totalled $2,245,184 (U.S. $1,658,676) (December 31, 2002 - $2,602,497; U.S. $1,650,388).  The strengthening of the Canadian dollar compared to the U.S. dollar resulted in the loss.  With the relative volatility between the U.S. and Canadian dollar, the Company expects to record further foreign exchange losses or gains during the year.  The value of the Canadian dollar was U.S. $.6342 at December 31, 2002 compared to U.S. $.7388 at September 30, 2003.

An income tax provision of $11,533,000 was recorded in the first nine months of 2003 compared to an income tax provision of $1,120,000 in the first nine months of 2002.  The increase in income tax provision is attributable to the taxable proceeds from settlement of the Kotaneelee litigation.  During the first nine months of 2003, the Company’s effective tax rate was 39% as compared to 43% in the first nine months of 2002.  The decrease in the effective tax rate is mainly due to the lower effective tax rate on the non resource related settlement proceeds.

#

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Canada Southern does not have any significant exposure to financial market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At September 30, 2003, the carrying value of such investments (including those classified as cash and cash equivalents) was $23,450,994, which was approximately equal to fair value and face value of the investments.

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

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At September 30, 2003, the U.S. dollar investments totalled $2,245,184 (U.S. $1,658,676) (December 31, 2002 - $2,602,497; U.S. $1,650,388).

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Acting President, Treasurer and Chief Financial Officer (the “President”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2003. Based on this evaluation, the President concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission ("SEC") reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company and its consolidated subsidiaries, and was made known to him by others within those entities, particularly during the period when this report was being prepared.

Item 4.

Controls and Procedures (Cont’d)

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

#

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2003

Item 1.

Legal Proceedings

Settlement of Kotaneelee Litigation

On September 9, 2003, the parties in the litigation concerning the Kotaneelee gas field entered into a comprehensive Settlement Agreement. (For details of the litigation see Item 3 Legal Proceedings of the Company’s Annual Report on Form 10-K dated March 27, 2003, as amended by the Company’s Form 10-K/A dated April 30, 2003).

The settlement closed on October 3, 2003.  Pursuant to the settlement there has been a complete abandonment of the litigation, including the claim that the defendants failed to fully develop the field.

The Company realized a gross pre-income tax amount (net of certain related settlement costs; see Note 8 of financial statements) of CDN $23,727,000 in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constitute taxable income for Canadian income tax purposes upon receipt by the Company.

In connection with the settlement, Canada Southern has acquired from Perkins Holdings and Levcor International Inc., their 0.67% carried interest formerly held by Levcor, including the associated interest in the litigation.  The acquisition was closed on October 31, 2003.

Also in connection with the settlement, the Company has agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  It is estimated that the Company’s 30.67% share of the abandonment liabilities will amount to approximately CDN$2,400,000.

The settlement agreement does not include any understandings with or commitments by the working interest owners to further develop the Kotaneelee field beyond those mechanisms for doing so contained in the 1959 agreement as subsequent amendments thereto.

Litigation Contingent Interests

In 1991 and 1997 the Company granted contingent interests in certain net recoveries from the Kotaneelee litigation.  After the settlement with the defendants was agreed upon, the Company’s Board of Directors established a committee comprised solely of directors with no direct or indirect personal interest in the matter of the contingent interests.  This independent committee of directors, comprised of Messrs. Kanik, McGinity and Stewart, consulted with independent outside counsel with regard to what amounts, if any, were payable pursuant to the contingent interests.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2003

Item 1.

Legal Proceedings (Cont’d)

In early October 2003, counsel to the independent committee advised each of the contingent interest grantees that the committee had concluded, based on advice of counsel, that there is no entitlement arising under such interests.

Mr. Arthur B. O’Donnell (a director of Canada Southern Petroleum Ltd. since 1997), a beneficial holder of a 0.333% contingent interest (derived from G&O’D Inc.), Mr. James R. Joyce, a beneficial holder of a 0.333% contingent interest (derived from G&O’D Inc.), and Murtha Cullina LLP (Mr. Timothy L. Largay, a partner of the firm, has been a director of Canada Southern Petroleum Ltd. since 1997), a grantee of a 1.00% contingent interest, have each notified counsel to the committee that he is in agreement with the committee’s conclusion.

Prior to the conclusion of the independent committee that the contingent interest grantees have no entitlement arising under such interests, the Company had received communications from counsel representing the 2.0% contingent interest granted to C. Dean Reasoner asserting entitlements arising under grants.

The following grantees, each of whom previously served as litigation counsel to the Company, have advised the Company that they disagree with the committee’s conclusion:

Robert J. Angerer, Sr., Esq.                2.00%

V. A. MacDonald, Esq.                        0.75%

Peter McMahon, Esq.                         1.00%

These grantees have notified the Company that their position is that the contingent interests apply to the withheld processing fees, production revenues from the field, and other alleged recoveries which could total more than CDN$200,000,000.  The Company does not accept their position.

The grantees of contingent interests totaling 1.13% have not yet communicated their positions to the Company.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

PART II - OTHER INFORMATION

September 30, 2003

Item 1.

Legal Proceedings (Cont’d)

The Company has recently been advised that certain contingent interest grantees have retained legal counsel to advise them on and pursue the matter with the Company.  While the Company, consistent with its legal counsel’s recommendation, remains of the view that the Company’s position is sound, the Company cannot predict with certainty the outcome of this dispute.

Item 5.

Other Information

Effective July 1, 2003, Mr. Richard C. McGinity was elected Chairman of the Board of Directors of the Company.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

10.1            Minutes of settlement between Canada Southern Petroleum Ltd. and the defendants of the Kotaneelee litigation

31              Certification pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934

32              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Randy Denecky

(b)

Reports on Form 8-K

On September 9, 2003, the Company filed an 8-K to report that it had entered into a settlement agreement with the defendants in the Kotaneelee litigation.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

SEPTEMBER 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  November 13, 2003

By  /s/ Randy Denecky

           Randy Denecky

       President, Treasurer and Chief

       Financial and Accounting Officer