Form 10-Q/A
period 2003-11-17
CANADA SOUTHERN PETROLEUM LTD
filed 2003-11-18
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

....................................................................................................................................................

                      (Exact name of registrant as specified in its charter)

    NOVA SCOTIA, CANADA                                                       98-0085412

....................................................................................................................................................

   (State or other jurisdiction of                                              (I.R.S. Employer

   incorporation or organization)                                             Identification No.)

#250, 706 - 7th Avenue, S.W., Calgary, Alberta, Canada                           T2P 0Z1

....................................................................................................................................................

(Address of principal executive offices)                                           (Zip Code)

                                  (403) 269-7741

....................................................................................................................................................

                 (Registrant's telephone number, including area code)

.......................................................................................................................................

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

12b - 2 of the Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of November 10, 2003.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) includes Exhibit 10.1 which was not filed with the original submission on November 14, 2003.

Item 6.

Exhibits

(a)

Exhibits

10.1            Minutes of settlement between Canada Southern Petroleum Ltd. and the defendants of the Kotaneelee litigation

31              Certification pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q/A

SEPTEMBER 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  November 17, 2003

By  /s/ Randy Denecky

       Randy Denecky

      President, Treasurer and Chief

      Financial and Accounting Officer