Form 10-Q
period 2004-03-31
CANADA SOUTHERN PETROLEUM LTD
filed 2004-05-17
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended                                  March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule

12b - 2 of the Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of the issuer's classes of common stock as of the latest practicable date:

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of May 10, 2004.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

MARCH 31, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

(unaudited)

	March 31,	December 31,
	2004	2003(1)
Assets	(unaudited)	restated (note 2)
Current assets
Cash and cash equivalents (note 3)	$ 36,975,528	$ 49,082,386
Accounts receivable (note 4)	3,669,762	3,138,465
Other assets	431,969	400,643
Total current assets	41,077,259	52,621,494

Oil and gas properties and equipment, net (full cost method)	9,944,856	9,420,903

Total assets	$ 51,022,115	$ 62,042,397

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 1,102,998	$ 2,947,763
Accrued liabilities (note 5)	586,702	1,709,889
Income taxes payable	-	9,752,303
Total current liabilities	1,689,700	14,409,955

Future income tax liability	2,672,864	2,221,864
Asset retirement obligations (note 6)	2,496,769	2,436,986
Total liabilities	6,859,333	19,068,805

Contingencies (note 7)

Shareholders’ Equity (note 8)
Limited Voting Shares, par value
$1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	28,210,851	28,177,451
Total capital	42,628,621	42,595,221
Retained earnings	1,534,161	378,371
Total shareholders’ equity	44,162,782	42,973,592
Total liabilities and shareholders’ equity	$ 51,022,115	$ 62,042,397

(1)  The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (DEFICIT)

(Expressed in Canadian dollars)

(unaudited)

	Three months ended March 31,
	2004	2003
		restated (note 2)
Revenues:
Proceeds from carried interests	$ 2,006,002	$ 2,876,702
Natural gas sales	1,114,515	1,033,305
Oil and liquid sales	64,871	99,467
Interest and other income	284,133	132,816
Total revenues	3,469,521	4,142,290

Costs and expenses:
General and administrative	602,591	397,363
Legal	50,319	146,594
Lease operating costs	223,500	482,508
Depletion, depreciation and amortization	761,000	535,390
Asset retirement obligations accretion expense	60,000	15,829
Stock option expense	33,400	5,775
Foreign exchange (gain) loss	(28,079)	203,905
Total costs and expenses	1,702,731	1,787,364
Income before income taxes	1,766,790	2,354,926
Income taxes (note 9)	(611,000)	(1,041,571)
Net Income	1,155,790	1,313,355
Retained earnings (deficit) - beginning of period	378,371	(16,671,747)
Retained earnings (deficit) - end of period	$ 1,534,161	$(15,358,392)

Net income per share: (note 10)
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Average number of shares outstanding:
Basic	14,417,770	14,417,770
Diluted	14,418,918	14,417,770

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended March 31,
	2004	2003
		restated (note 2)
Cash flows from operating activities:
Net income	$ 1,155,790	$ 1,313,355
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depletion depreciation, and amortization	761,000	535,390
Future income tax expense	451,000	491,571
Asset retirement obligations accretion expense	60,000	15,829
Asset retirement expenditures	(217)	(137,282)
Stock option expense	33,400	5,775
Funds provided from operations	2,460,973	2,224,638
Change in current assets and liabilities:
Accounts receivable	(531,297)	(958,565)
Other assets	(31,326)	46,940
Accounts payable	(1,844,765)	33,757
Accrued liabilities	(1,123,187)	1,381,101
Income taxes payable	(9,752,303)	-
Net cash (used in) provided from operations	(10,821,905)	2,727,871

Cash flows used in investing activities:
Additions to oil and gas properties	(1,284,953)	(539,122)
Net cash used in investing activities	(1,284,953)	(539,122)

Cash flows from financing activities:	-	-

(Decrease) increase in cash and cash equivalents	(12,106,858)	2,188,749
Cash and cash equivalents at the beginning of period	49,082,386	19,454,453
Cash and cash equivalents at the end of period	$ 36,975,528	$ 21,643,202

See accompanying notes.

Item 1.

Notes to Consolidated Financial Statements

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of Canada Southern Petroleum Ltd. and its wholly owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”).  These financial statements have been prepared following the same accounting policies and methods of computation as the annual audited consolidated financial statements for the year ended December 31, 2003, except for those in note 2.  The effect of differences between these principles and accounting principles generally accepted in the United States (“U.S. GAAP”) is discussed in Note 11.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.

Changes in accounting policies

(a)

Asset retirement obligations

Effective January 1, 2004 the Company retroactively adopted the Canadian Institute of Chartered Accountants ("CICA") new standard for accounting for asset retirement obligations. This standard requires that the fair value of the statutory, contractual or legal obligation associated with the retirement and reclamation of tangible long-lived assets be recorded when the obligation is incurred, with a corresponding increase to the carrying amount of the related assets. This corresponding increase to capitalized costs is amortized to earnings on a basis consistent with depreciation, depletion, and amortization of the underlying assets. Subsequent changes in the estimated fair value of the asset retirement obligations are capitalized and amortized over the remaining useful life of the underlying asset.

The asset retirement obligation liabilities are carried on the consolidated balance sheet at their discounted present value and are accreted over time for the change in their present value.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.

(b)

Stock-based compensation

The Company has adopted the Canadian accounting standard as outlined in the CICA Handbook section 3870, “Stock-based Compensation and Other Stock-based Payments”, which requires the use of the fair value method for valuing stock option grants.  Under this method, compensation cost attributable to share options granted to employees or directors is measured at fair value at the grant date and expensed over the vesting period with a corresponding increase to contributed surplus.  Upon the exercise of the stock options, consideration paid is recorded as an increase to total capital.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.  Pursuant to the transition rules, the expense recognized applies to stock options granted on or after January 1, 2002.

(c)

Full cost accounting

The Company has adopted the new CICA Accounting Guideline AcG-16 “Oil and Gas Accounting – Full Cost”.  Under the new guideline, cash flows used in the ceiling test calculation are estimated using expected future product prices and costs.  Prior to adopting this new standard, constant dollar pricing was used to test impairment.  There is no impact on the Company’s reported financial results as a result of adopting this guideline.

The adjustments required to the December 31, 2003 balance sheet to implement these changes in accounting are as follows:

	See Note	As previously reported	Adjustments	As restated
Oil and gas properties and equipment	2a	$ 8,906,029	$ 514,874	$ 9,420,903
Future income tax liability	2a	2,096,000	125,864	2,221,864
Asset retirement obligations	2a	2,223,078	213,908	2,436,986
Contributed surplus	2b	27,271,833	905,618	28,177,451
Retained earnings	2a	1,108,887	175,102
	2b		(905,618)	378,371

The adjustments to the income statement for the three months ended March 31, 2003 are as follows:

	See Note	As previously reported	Adjustments	As restated
Depletion, depreciation and amortization	2a	$ 516,263	$ 19,127	$ 535,390
Future site restoration costs	2a	50,000	(50,000)	-
Asset retirement obligation accretion expense	2a	-	15,829	15,829
Stock option expense	2b	-	5,775	5,775
Income taxes	2a	1,035,000	6,571	1,041,571
Net income	2a,b	1,310,657	2,698	1,313,355
Net income per share
Basic	2a,b	$0.09	$0.00	$0.09
Diluted	2a,b	$0.09	$0.00	$0.09

3.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	March 31,	December 31,
	2004	2003
Cash	$ 153,356	$ 164,036
Canadian marketable securities (Yield: 2004 – 2.3%, 2003 – 2.8%)	34,862,344	46,851,157
U.S. marketable securities (Yield: 2004 – 1.0%, 2003 -1.2%)	1,959,828	2,067,193
Total	$ 36,975,528	$ 49,082,386

4.

Accounts receivable

Accounts receivable is comprised mainly of accounts from various industry partners in the Company’s oil and gas properties as follows:

	March 31,	December 31,
	2004	2003
Kotaneelee partners	$ 2,577,910	$ 2,083,278
Samson Canada Ltd.	387,526	401,517
Anadarko Canada	92,261	37,993
Others	612,065	615,677
Total	$ 3,669,762	$ 3,138,465

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada, Imperial Oil Resources, and ExxonMobil Canada Properties.

5.

Accrued liabilities

Accrued liabilities are as follows:

	March 31,	December 31,
	2004	2003
Contingent interests settlement	$ -	$ 1,000,000
Capital and operating costs	164,763	169,063
Royalties	246,600	355,800
Accounting and legal expenses	100,440	76,473
Audit fees	26,018	40,000
Independent reserve evaluator fees	28,030	36,200
Directors’ compensation	20,851	32,353
Total	$ 586,702	$ 1,709,889

6.

Asset retirement obligations

Details of asset retirement obligations for the period are as follows:

	Three months ended March 31,	Year ended December 31,
	2004	2003
		restated (see note 2)
Balance - beginning of year	$ 2,436,986	$ 785,886
Asset retirement obligations accretion expense	60,000	285,000
Liabilities arising from the Kotaneelee settlement	-	1,538,000
Asset retirement expenditures	(217)	(171,900)
Balance - end of period	$ 2,496,769	2,436,986

The total undiscounted amount of the cash flows required to settle the Company’s asset retirement obligation is estimated to be $3,940,000.  The estimated cash flows have been discounted using credit adjusted risk free interest rates ranging from 7% to 11%.  These payments are expected to be incurred between the years 2005 and 2022.

7.

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

In the fourth quarter of 2003, the Company realized a gross pre-income tax amount of $22,727,000 in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constitute taxable income for Canadian income tax purposes upon receipt by the Company.

In connection with the settlement, Canada Southern acquired on October 31, 2003, from Perkins Holdings, Ltd. and Levcor International Inc., a 0.67% carried interest in Kotaneelee formerly held by Levcor, including the associated interest in the litigation.

Also in connection with the settlement, the Company agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  It is estimated that the Company’s 30.67% share of the abandonment liabilities will amount to approximately $2,400,000 (undiscounted).

The settlement agreement does not include any understandings with or commitments by the working interest owners to further develop the Kotaneelee field beyond those mechanisms for doing so contained in the joint venture agreements.

Contingent Interest Litigation

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

The following grantees, each of whom previously served as litigation counsel to the Company, had advised the Company that they disagreed with the committee’s conclusion:

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

In March 2004, in order to avoid a potentially prolonged, expensive and distracting litigation, the Company reached an agreement for an all-inclusive settlement with certain parties, including a former director and former litigation counsel to the Company, who were asserting claims of entitlement against the Company’s net recoveries in the Kotaneelee litigation.  Under the terms of the settlement, which had been accrued in the Company’s fourth quarter 2003 financial results, Canada Southern paid these parties a total of $1,000,000 in return for a general release from the parties asserting the claims and an agreement by the Company not to seek an adjustment in the prior payments for professional services made to prior litigation counsel.

The independent committee of the Board, created to consider the matter of the contingent interests, remains of the view that there should be no entitlements under the contingent interest grants.  However, after lengthy consideration of the matter, involving continuous participation by outside counsel retained by the independent committee for this purpose, the independent committee reluctantly recommended that the Board of Directors approve the settlement summarized above.  It was the view of the independent committee and the Board of Directors that, on balance, the shareholders are better served by the Company focusing its human and financial resources on strategically repositioning Canada Southern rather than enduring the distraction of a potentially prolonged and expensive litigation, the ultimate outcome of which could not be known with certainty.

8.

Limited voting shares and stock options

Summary of Options Outstanding at March 31, 2004

Years granted	Expiration Dates	Total	Exercisable	Option Prices
2001	Nov 2006	45,000	30,000	$ 6.81
2002	Jan 2007	100,000	100,000	$ 7.53
2002	Apr 2007	50,000	50,000	$ 6.81
2003	Jun 2008	50,000	50,000	$ 6.58
2003	Dec 2008	30,000	-	$ 6.97
2004	Mar 2009	30,000	-	$ 6.89
Total – March 31, 2004		305,000	230,000	Average $7.02

Options Reserved for Future Grants		592,834

On January 28, 2004, 322,700 previously granted stock options, with an exercise price of $7.00 per share, expired without exercise.

During March 2004, an employee of the Company was granted a five year option to purchase 30,000 shares at $6.89 per share.  The options vest over a two year period. On April 1, 2004, the Company’s President and Chief Executive Officer was granted a five year option to purchase 100,000 shares at $6.21 per share.  One half of these options vest on April 1, 2005, with the remaining options vesting on April 1, 2006.

Stock option expense

Canada Southern accounts for its stock options using the fair value method.  Under this method, the fair value of the options is amortized as additional compensation expense over the vesting period.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the Black-Scholes model were: risk free interest rates ranging from 3.35% to 4.40%, expected volatilities ranging from 0.600 to 0.631 and expected life of 5 years.

Under the Black-Scholes option pricing model, the average fair value of the stock options issued in the years 2002 and 2003 were $3.98 and $2.25, respectively.

9.

Income taxes

At March 31, 2004, the Company had no unused net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
	2004	2003
		restated
Current income tax	$ 160,000	$ 550,000
Future income tax(1)	451,000	491,571
Total	$ 611,000	$ 1,041,571

Cash taxes paid	$ 9,943,000	$ 35,000

(1)  On March 31, 2004, the Alberta government substantively enacted the income tax rate reduction announced in February 2004, which reduced the first quarter 2004 provision by $26,400.

.

10.

Per share amounts

Basic per share amounts are calculated using the weighted average number of shares outstanding during the year.

The Company uses the treasury stock method to determine the dilutive effect of stock option and other dilutive instruments.  Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share.

In computing diluted earnings per share, 1,148 (2003 - 0) shares were added to the 14,417,770 (2003 – 14,417,770) basic weighted average number of shares outstanding during the three month periods ended March 31, 2004 and 2003.

11.

U.S. GAAP differences

The reconciliation of net income between Canadian and U.S. GAAP is summarized in the table below:

	Three months ended March 31,
	2004	2003
Net income - Canadian GAAP	$1,155,790	$1,313,355
Stock option expense	-	5,775
Future income taxes (b)	(26,400)	-
Cumulative effect of change in accounting principle	-	68,231
Net income - U.S. GAAP	1,129,390	1,387,361
Change in value of available for sale securities (a)	9,318	46,283
Other comprehensive income	$1,138,708	$1,433,644

U.S. GAAP - net income per share
Basic	$0.08	$0.10
Diluted	$0.08	$0.10

Average number of shares outstanding:
Basic	14,417,770	14,417,770
Diluted	14,418,918	14,417,770

The balance sheet information for the Canadian and U.S. GAAP differences is summarized in the table below:

Balance sheet information			Restated
	March 31, 2004		December 31, 2003
	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP

Current assets (a)	$ 41,077,259	$ 41,172,175	$ 52,621,494	$ 52,704,463
Oil and gas properties and equipment	9,944,856	9,944,856	9,420,903	9,420,903
	$ 51,022,115	$ 51,117,031	$ 62,042,397	$ 62,125,366

Current liabilities	$ 1,689,700	$ 1,689,700	$ 14,409,955	$ 14,409,955
Future income tax liability (a)(b)	2,672,864	2,707,288	2,221,864	2,227,260
Asset retirement obligations	2,496,769	2,496,769	2,436,986	2,436,986
Share capital (c)	42,628,621	41,722,823	42,595,221	41,689,423
Retained earnings (b)(c)	1,534,161	2,413,559	378,371	1,284,169
Accumulated other comprehensive income (a)	-	86,892	-	77,573
	$ 51,022,115	$ 51,117,031	$ 62,042,397	$ 62,125,366

 (a)  Other comprehensive income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At March 31, 2004, the Company owned approximately 1% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $94,916 (December 31, 2003 - $82,969) and a carrying value of $1.00.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at March 31, 2004.  This would result in other comprehensive income for the three month periods ended March 31, 2004 and 2003.  In addition, the balance sheet would reflect Marketable Securities in the amount of $94,916 (December 31, 2003 - $82,969) with a corresponding credit to Shareholders’ Equity - Accumulated other comprehensive income in the same amount.

(b)  Future income taxes

Under Canadian GAAP, the benefits of substantively enacted income tax rate reductions can be recorded, however under FASB 109 the benefits attributable to income tax rate changes can only be recorded when enacted.  As at March 31, 2004, U.S. GAAP requires the recognition of an additional $26,400 of future income tax expense and liability.

(c)  Stock-based compensation

For U.S. GAAP reporting purposes, the Company has elected to adopt the fair value expense recognition provisions of FAS 123 “Accounting for Stock-based Compensation” and will report using the modified prospective method.  This method provides prospective expense recognition for all new awards and the unvested portion of awards granted subsequent to January 1, 1995.  As at March 31, 2004, U.S. GAAP requires the recognition of a $905,798 increase in retained earnings and a corresponding decrease in the contributed surplus account.

12.

Subsequent event

On April 6, 2004, Canada Southern settled what it had previously referred to as the “withheld revenue issue.”  In 2000, the operator of the Buick Creek, Wargen and Clarke Lake areas in British Columbia withheld approximately $1,000,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disagreed with the operator’s position.

In full settlement of this issue, Canada Southern received $300,000.  In connection with the settlement, Canada Southern was also recognized as an owner of certain items that were previously charged to the carried interest account.  The Company became recognized as a proprietary owner, and received copies of, approximately 183 km (114 miles) of 2-D seismic data in the areas of Buick Creek, Wargen and Peejay of N.E. British Columbia.   Canada Southern also became recognized as an 11.5% working interest owner in the pooled salt water disposal facilities at Clarke Lake.

Further, in connection with the settlement, Canada Southern expended $131,000 to acquire an interest in the pipeline infrastructure at Clarke Lake, and paid salt water disposal operating costs of $6,000 for the period from January 7, 2001 to December 31, 2003.

During the second quarter ending June 30, 2004, Canada Southern will recognize the $300,000 cash component of the settlement as revenue and record the $131,000 acquisition of the pipeline infrastructure.  As the salt water disposal facility and the seismic were previously charged to the carried interest account no accounting recognition of those components is required.

Item 1.

Supplementary Oil and Gas Data

	Three month periods ended March 31,
Total Sales Volumes (before royalties)	2004	2003	Change	% Change
Carried interests (mcf)	477,476	659,999	(182,523)	(28%)
Carried interests (bbls)	42	37	5	14%

Natural gas (mcf)	204,105	192,691	11,414	6%
Oil and liquids (bbls)	2,250	2,711	(461)	(17%)

boe (6 mcf = 1 boe)	115,889	144,863	(28,974)	(20%)
boe per day	1,274	1,610	(336)	(20%)

mcfe (1 bbl = 6 mcfe)	695,333	869,178	(173,845	(20%)
mcfe per day	7,641	9,658	(2,017)	(20%)

Sales mix:

Natural gas (mcf)	98%	98%	-	0%
Oil and natural gas liquids (mcfe)	2%	2%	-	0%

Netback analysis for carried interest sales:
Carried interests (per mcfe)
Sales	$5.85	$ 5.89	(.04)	(1%)
Royalties	(.77)	(.84)	.07	(8%)
Transportation	(.55)	(.38)	(.17)	45%
Net Sales	4.53	4.67	(.14)	(3%)
Lease operating expenses	(.32)	(.31)	(.01)	3%
Carried interest capital	(.01)	-	(.01)	-
Field netback	$4.20	$ 4.36	(.16)	(4%)

Netback analysis for working and royalty interest sales:

Working and royalty interests (per mcfe)
Sales	$5.74	$ 7.45	(1.71)	(23%)
Royalties	(.32)	(2.03)	1.71	84%
Net Sales	5.42	5.42	-	-
Lease operating expenses	(1.03)	(2.31)	1.28	(55%)
Field netback	$4.39	$ 3.11	1.28	41%

Definition of Terms
boe = barrel of oil equivalent		mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet of natural gas		bbl = barrel of oil

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements.  Among these risks and uncertainties are uncertainties as to the pricing, production levels and costs from the properties in which Canada Southern has interests, the extent of the recoverable reserves at those properties.  The Company undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events, or otherwise.  The Company does caution, however, that results in 2004 will be significantly lower than in 2003, which were favorably affected by settlement of the Kotaneelee litigation.

Results of Operations

Three months ended March 31, 2004 vs. March 31, 2003

A comparison of revenues, costs and expenses, net income and earnings per share for the first quarter of 2004 and the first quarter of 2003 is as follows:

	Three months ended March 31,
	2004	2003	Net Change
		restated(1)
Revenues	$ 3,469,521	$ 4,142,290	$ (672,769)
Costs and expenses	(1,702,731)	(1,787,364)	84,633
Income tax provision	(611,000)	(1,041,571)	430,571
Net income	$ 1,155,790	$ 1,313,355	$ (157,565)

Net income per share:
Basic	$0.08	$0.09	$(0.01)
Diluted	$0.08	$0.09	$(0.01)

(1)  Certain figures relating to the three month period ending March 31, 2003 have been restated to reflect the adoption of certain accounting policies, as set out in note 2 to the interim consolidated financial statements.

Canada Southern receives its revenue from the production and sale of natural gas, natural gas liquids and crude oil from both carried and working interests.  During the first quarter of 2004, the majority of the Company’s revenue was from its carried interest position in the Kotaneelee field.  Effective May 1, 2004, the Company converted its 30.67% carried interest in the Kotaneelee field to a corresponding 30.67% working interest.  As such, future periods will reflect this change by showing substantially decreased carried interest revenues along with an offsetting increase in working interest revenues and costs.

Proceeds from carried interests decreased 30% to $2,006,000 during the first quarter of 2004 from $2,877,000 in the first quarter of 2003.  The following is a comparison of the proceeds from carried interests for the periods indicated:

	Three months ended March 31,
	2004	2003
Kotaneelee gas field	$2,004,000	$2,875,000
Other properties	2,000	2,000
Total	$2,006,000	$2,877,000

Because of the uncertainties as to production rates, natural gas prices and future capital expenditures, Canada Southern is unable to accurately predict the amount of future net production proceeds that it may receive from the fields.

Production from the Kotaneelee field during the three months ended March 31, 2004, compared to 2003 is as follows:

	Gas Production		Water Production
	2004	2003	2004	2003
Month	(Mmcf/d)	(Mmcf/d)	(Bbls/d)	(Bbls/d)
January	21.3	30.8	1,641	1,336
February	21.0	30.6	1,685	1,434
March	20.4	29.3	1,723	1,417

Individual Kotaneelee well production for the month of March 2004 was 7.4 Mmcf per day from the B-38 well and 13.0 Mmcf per day from the I-48 well (production in March 2003 – B-38 was 13.2 Mmcf per day and the I-48 was 16.1 Mmcf per day).

Natural gas sales from the Kotaneelee field are approximately 78% of total monthly production due to shrinkage and fuel gas requirements.

Canada Southern’s share of natural gas sales volumes decreased by 28% during the first quarter of 2004 from the first quarter of 2003 (from 659,999 mcf to 477,476 mcf respectively), mainly due to production declines.  During the same period, average natural gas prices received for carried interest volumes remained flat. Operating and capital costs decreased by 23% to $160,000 in the first quarter of 2004 as compared to $208,000 in the first quarter of 2003.

Water production has increased since 2001.  The operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  Gross water production for the month of March 2004 was 1,502 bbls per day from the B-38 well and 221 bbls per day from the I-48 well (production in March 2003 – B-38 was 1,292 bbls per day and the I-48 was 125 bbls per day).  Water production continues to increase and water handling capacity continues to be a concern.  Natural gas production continues to decline as the reservoir pressure declines.  Water production will at some point become a constraining factor on gas production.  The Company is not able to predict with certainty the remaining economic life of the existing producing wells, their associated production profiles and the extent to which these wells will be able to access proven developed reserves.

During the year 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputed the operator’s position and on April 6, 2004, reached an agreement with the operator.  In full settlement of this issue, Canada Southern received $300,000.  In connection with the settlement, Canada Southern was also recognized as an owner of certain items that were previously charged to the carried interest account.  The Company became recognized as a proprietary owner, and received copies of, approximately 183 km (114 miles) of 2-D seismic data in the areas of Buick Creek, Wargen and Peejay of N.E. British Columbia.   Canada Southern also became recognized as an 11.5% working interest owner in the pooled salt water disposal facilities at Clarke Lake.

Further, in connection with the settlement, Canada Southern expended $131,000 to acquire an interest in the pipeline infrastructure at Clarke Lake, and paid salt water disposal operating costs of $6,000 for the period from January 7, 2001 to December 31, 2003.

During the second quarter ending June 30, 2004, Canada Southern will recognize the $300,000 cash component of the settlement as revenue and record the $131,000 acquisition of the pipeline infrastructure.  As the salt water disposal facility and the seismic were previously charged to the carried interest account no accounting recognition of those components is required.

The volumes in thousand cubic feet (mcf) and barrels (bbls) (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold during the periods indicated were as follows:

	Carried Interests
	Three months ended March 31,
	2004			2003
		Average price			Average price
	mcf/bbls	per mcf/bbl	Total	mcf/bbls	per mcf/bbl	Total
Gas sales (mcf)	477,476	$ 5.85	$2,794,000	659,999	$ 5.89	$3,887,000
Liquids (bbls)	42	40.55	2,000	37	$ 49.19	2,000
Transportation			(264,000)			(248,000)
Royalty expense			(366,000)			(556,000)
Operating costs			(155,000)			(207,000)
Capital costs			(5,000)			(1,000)
Total			$ 2,006,000			$ 2,877,000

Natural gas revenue from working and royalty interest properties increased 8% to $1,115,000 in the first quarter of 2004 from $1,033,000 in the first quarter of 2003.  There was a 7% decrease in the working interest volumes sold and a 23% decrease in the average sales price.  Natural gas sales include royalty income, which increased by 174% from $69,000 to $189,000.  Royalty volumes sold increased by 280% and the natural gas royalty sales price decreased 28% when compared with the first quarter of 2003.  Natural gas royalty expense was significantly lower in the first quarter of 2004, as compared to the first quarter of last year, due to a change in an accounting estimate for a prior period of approximately $145,000.

Working interest and royalty volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended March 31,
	2004			2003
	mcf	Average price per mcf	Total	mcf	Average price per mcf	Total
Natural gas sales	170,393	$5.73	$ 976,000	183,821	$7.39	$1,359,000
Royalty income	33,712	$5.60	189,000	8,870	$7.78	69,000
Royalty expense	-		(50,000)	-		(395,000)
Total	204,105		$1,115,000	192,691		$1,033,000

Oil and natural gas liquid sales from working and royalty interests decreased by 35% in the first quarter of 2004 to $65,000 compared to $99,000 in the first quarter of 2003.  The majority of the Company’s liquids sales are derived from natural gas liquids. Liquid volumes in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

	Working and Royalty Interests
	Three months ended March 31,
	2004			2003
	bbls	Average price per bbl	Total	bbl	Average price per bbl	Total
Natural gas liquid sales	2,147	$37.28	$80,000	2,685	$47.62	$ 128,000
Royalty income	103	$32.61	3,000	26	$40.04	1,000
Royalty expense	-		(18,000)	-		(30,000)
Total	2,250		$65,000	2,711		$ 99,000

Interest and other income increased 114% in the first quarter of 2004 from $133,000 in the first quarter of 2003 to $284,000 as additional funds were available for investment after receiving the proceeds from the settlement of the Kotaneelee litigation in the fourth quarter of 2003.  Due to the payment of approximately $9,843,000 in income taxes in the month of February 2004 and the decreases in interest rates experienced, interest income is anticipated to be lower in future periods.

General and administrative costs increased 52% in the first quarter of 2004 to $603,000 from $397,000 in the first quarter of 2003 primarily because of increases in directors’ fees and expenses, consultants’ expenses and insurance expense.  Board of Directors’ fees and Chairman fees were increased effective April 1, 2003 and July 1, 2003, respectively.  Consultants’ fees were higher in the first quarter of 2004 as a result of the higher operational activity level compared to the same time period in 2003. No general and administrative expenses were capitalized during the period.

A comparative summary of general and administrative costs grouped by major category is as follows:

	Three months ended March 31,
	2004	2003
Consultants	$ 156,000	$ 86,000
Salaries and benefits	64,000	53,000
Shareholder communications	71,000	53,000
Insurance expense	96,000	65,000
Directors’ fees and expenses	114,000	49,000
Audit and professional services	30,000	48,000
Other	72,000	43,000
Total	$603,000	$397,000

Legal expenses decreased 66% during the first quarter of 2004 to $50,000 from $147,000 during the first quarter of 2003.  Legal work decreased significantly, year over year, given the settlement of the Kotaneelee litigation in early September 2003.  While legal costs related to the litigation have decreased due to the Kotaneelee settlement, new disclosure and corporate governance regulations have been adopted in both Canada and the United States, and are expected to contribute to increased legal expenses during the remainder of the year.

Lease operating costs decreased 54% from $483,000 in the first quarter of 2003 to $224,000 in the first quarter of 2004.  Lease operating expenses were abnormally high in the first quarter last year as the Company had recognized the liability for estimated facility operating costs at Buick Creek which resulted from the conversion to a working interest effective January 1, 2001.

Depletion, depreciation and amortization expense increased 47% in the first quarter of 2004 to $761,000 from $516,000 in the first quarter of 2003.  The increased depletion rate is mainly due to the capital expenditures incurred during the fourth quarter of 2003 and the first quarter of 2004 without corresponding increases in proven reserves.

Future site restoration costs increased by 71% to $60,000 in the first quarter of 2004 compared with the restated amount of $35,000 in the first quarter of 2003.  The increase is mainly due to the addition of liabilities resulting from the settlement of the Kotaneelee litigation.  In connection with the settlement, the Company agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  It is estimated that the Company’s 30.67% share of the abandonment liabilities will amount to approximately $2,400,000.

A foreign exchange gain of $28,000 was recorded in the first quarter of 2004, compared to a loss of $204,000 in the first quarter of 2003 on the Company’s U.S. dollar investments.  The continued strength of the U.S. dollar compared to the Canadian dollar during the first quarter of 2004 resulted in the gain.  With the relative volatility between the U.S. and Canadian dollar, the Company expects to record further foreign exchange losses or gains during the year.  The value of the Canadian dollar was U.S. $.7727 at December 31, 2003 compared to U.S. $.7648 at March 31, 2004.

An income tax provision of $611,000 was recorded in the first quarter of 2004 compared to an income tax provision, as restated, of $1,042,000 during the first quarter of 2003.  During the first quarter of 2004, the Company’s effective tax rate was 34.6% as compared to 44% during the first quarter of 2003.  Although the Company's statutory Canadian corporate tax rate is approximately 40%, the majority (75%) of the decrease from the statutory tax rate is due to federal and provincial income tax rate reductions.

Liquidity and Capital Resources

At March 31, 2004, Canada Southern had $36,975,528 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes including exploration and development activities.

The oil and gas business is inherently risky and capital intensive and can require significant capital and cash resources to expand and develop the business.

Net cash flow used in operations during the first three months of 2004 was $10,822,000 compared to the net cash flow provided from operations of $2,728,000 during the first three months of 2003.

Increase in income from operations	$ 2,461,000
Net changes in accounts receivable and other	(563,000)
Net changes in current liabilities	(12,720,000)
Decrease in net cash provided by operations	$ (10,822,000)

In connection with the receipt of taxable proceeds from the settlement of the Kotaneelee litigation, the Company paid $9,843,000 of cash income tax during the first quarter of 2004.

Canada Southern’s current cash flow from oil and gas operations is mainly derived from the Kotaneelee field.  Net field level receipts from Kotaneelee represented approximately 68% of the Company’s total net field receipts for the three months ended March 31, 2004, compared to 82% in the same period of 2003.

The Kotaneelee property continues to experience an increase in water production, and an associated decrease in gas production.  There is a possibility that Canada Southern’s cash flow from Kotaneelee could either be significantly reduced or terminated at any time in the future.

Further development of the Kotaneelee field may assist with the recovery of the existing remaining reserves, and as well, identify additional reserves.  However, future development of Kotaneelee is highly risky due to the complexity and depth of the producing formation and the costs of drilling.

Effective May 1, 2004, Canada Southern converted from a 30.67% carried interest in the Kotaneelee gas field to a 30.67% working interest.  On May 3, 2004, the Company was served by the field operator with a notice to drill a development well in the third quarter of 2004. The operator has estimated that the gross costs to drill, complete and equip the proposed well will be approximately $20 million, of which Canada Southern’s share, should it elect to participate to its 30.67% working interest, would be approximately $6 million.  It is estimated that the well’s drilling and completion will take approximately 6 months.  Canada Southern has been advised that if this proposed well is successful, production would not likely start until early next year.

Canada Southern has been advised that holders of a significant working interest in the Kotaneelee field will not be participating in the proposed well.  Canada Southern is currently reviewing its participation options regarding this well.  No assurances can be given that the remaining working interest owners will proceed with the proposed well or, if the well is proceeded with, whether Canada Southern will participate.

The Company is evaluating the existing developed reserves at Kotaneelee and further development opportunities on the lease, including the proposed development well.

The Company’s northeast British Columbia properties are not as risky as Kotaneelee, but cannot be considered low risk due to depth of drilling, surface access, and related costs.

To create a more balanced portfolio of risk opportunities the Company is seeking to acquire some low risk properties.  In the second quarter of 2003, Canada Southern acquired the mineral rights to approximately 10 contiguous sections of 100% interest land in the 40 Mile Coulee area of southern Alberta.  To prove the technical concept of this lower risk, shallow natural gas area, the Company drilled and cased 3 exploration wells during October and November 2003.  Due to the lack of pipeline infrastructure in the area, these wells are currently considered uneconomic; however, the Company is also looking at deeper, more attractive horizons on these lands.  Depending on the results of any new wells that may be drilled, the Company would consider constructing the appropriate facility and pipeline infrastructure to bring production on-stream.

Canada Southern is currently performing technical evaluation of its petroleum and natural gas lease holdings in the Siphon and Mike/Hazel areas of northeast British Columbia.  The Company drilled and cased a 100% working interest gas well at Siphon in late 2003.  The well was completed in the first quarter of 2004 and is currently awaiting testing.  Canada Southern has also completed a 25 sq. mile proprietary 3-D seismic program at Mike/Hazel and the geophysical interpretation is expected to be completed during the second quarter of this year.  The Company may undertake drilling in 2004 at both areas depending upon the results of the geophysical and geological evaluations and economic analysis.

During the three months ended March 31, 2004, Canada Southern expended $1,285,000 on capital additions.  During the remainder of 2004, further capital expenditures for land, seismic, drilling, workovers, equipment, and other activities are expected to range from $8,700,000 to $18,700,000 with the greatest uncertainties being (i) whether or not the proposed development well at Kotaneelee proceeds and (ii) if it proceeds, at what level Canada Southern elects to participate. A summary of capital expenditures for the three months ended March 31, 2004, by area, is as follows:

Property name	Land	Seismic	Drilling	Completions	Facilities/ equipment	Total
Mike/Hazel	$ 4,215	$ 600,248	$ -	$ -	$ -	$ 604,463
Siphon	260,958	4,914	(8,636)	226,346	-	483,582
Buick Creek	1,676	-	107,356	-	-	109,032
40 Mile Coulee	9,100	14,058	-	-	-	23,158
Others	2,320	56,132	-	5,649	617	64,718
Total	$ 278,269	$ 675,352	$ 98,720	$ 231,995	$ 617	$ 1,284,953

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

Effective January 1, 2004, the Company has adopted the new CICA Accounting Guideline AcG-16 “Oil and Gas Accounting – Full Cost”.  Under the new guideline, cash flows used in the ceiling test calculation are estimated using expected future product prices and costs.  Prior to adopting this new standard, constant dollar pricing was used to test impairment.  There is no impact on the Company’s first quarter 2004 reported financial results as a result of adopting this guideline.

The discounted present value of Canada Southern’s proved natural gas, natural gas liquids, and oil reserves is a major component of the ceiling test calculation. This component inherently contains many subjective judgments, such as projected future production rates, the timing of future expenditures, and the economic productive limit of the Company’s assets.  Canada Southern utilizes the resources of an independent reserves evaluator to evaluate all of its reserves on an annual basis.

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

Asset retirement obligations

The determination of the amount of asset retirement obligations, asset retirement costs, reclamation, and other similar activities is subject to the use of significant estimates and assumptions.  Such estimates include major items such as the remaining economic reserve life of a property as discussed above, the timing of abandonment, the costs related to the abandonment, and others.  Significant changes in any of the assumptions could alter the amount of site restoration.

Effective January 1, 2004 the Company retroactively adopted the Canadian Institute of Chartered Accountants new standard for accounting for asset retirement obligations. This standard requires that the fair value of the statutory, contractual or legal obligation associated with the retirement and reclamation of tangible long-lived assets be recorded when the obligation is incurred, with a corresponding increase to the carrying amount of the related assets. This corresponding increase to capitalized costs is amortized to earnings on a basis consistent with depreciation, depletion, and amortization of the underlying assets. Subsequent changes in the estimated fair value of the asset retirement obligations are capitalized and amortized over the remaining useful life of the underlying asset.

The asset retirement obligation liabilities are carried on the balance sheet at their discounted present value and are accreted over time for the change in their present value.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.

Stock-based compensation

The Company has adopted the Canadian accounting standard as outlined in the CICA Handbook section 3870, “Stock-based Compensation and Other Stock-based Payments”, which requires the use of the fair value method for valuing stock option grants.  Under this method, compensation cost attributable to share options granted to employees or directors is measured at fair value at the grant date and expensed over the vesting period with a corresponding increase to contributed surplus.  Upon the exercise of the stock options, consideration paid is recorded as an increase to total capital.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.  Pursuant to the transition rules, the expense recognized applies to stock options granted on or after January 1, 2002.

For U.S. GAAP reporting purposes, the Company has elected to adopt the fair value expense recognition provisions of FAS 123 “Accounting for Stock-based Compensation” and will report using the modified prospective method.  This method provides prospective expense recognition for all new awards and the unvested portion of awards granted subsequent to January 1, 1995.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Canada Southern does not have any significant exposure to financial market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At March 31, 2004, the carrying value of such investments (including those classified as cash and cash equivalents) was $36,822,172, which was approximately equal to fair value and face value of the investments.

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

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At March 31, 2004, the U.S. dollar investments totaled $1,959,828 (U.S. $1,498,225) (December 31, 2003 - $2,067,193; U.S. $1,596,781).

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer (collectively the “Executives”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of March 31, 2004. Based on this evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission ("SEC") reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company and its consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

In the fourth quarter of 2003, the Company realized a gross pre-income tax amount of $22,727,000 in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constitute taxable income for Canadian income tax purposes upon receipt by the Company.

In connection with the settlement, Canada Southern acquired on October 31, 2003, from Perkins Holdings, Ltd. and Levcor International Inc., a 0.67% carried interest in Kotaneelee formerly held by Levcor, including the associated interest in the litigation.

Also in connection with the settlement, the Company agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  It is estimated that the Company’s 30.67% share of the abandonment liabilities will amount to approximately $2,400,000 (undiscounted).

The settlement agreement does not include any understandings with or commitments by the working interest owners to further develop the Kotaneelee field beyond those mechanisms for doing so contained in the joint venture agreements.

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

The following grantees, each of whom previously served as litigation counsel to the Company, had advised the Company that they disagreed with the committee’s conclusion:

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

In March 2004, in order to avoid a potentially prolonged, expensive and distracting litigation, the Company reached an agreement for an all-inclusive settlement with certain parties, including a former director and former litigation counsel to the Company, who were asserting claims of entitlement against the Company’s net recoveries in the Kotaneelee litigation.  Under the terms of the settlement, which had been accrued in the Company’s fourth quarter 2003 financial results, Canada Southern paid these parties a total of $1,000,000 in return for a general release from the parties asserting the claims and an agreement by the Company not to seek an adjustment in the prior payments for professional services made to prior litigation counsel.

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

Item 5.

Other Information

On April 29, 2004, the Company issued a press release announcing that that the Board of Directors has nominated Mr. John W. A. McDonald, the Company’s newly appointed President and Chief Executive Officer, for election by the shareholders to the Board of Directors at the Annual General Meeting of Shareholders to be held on June 15, 2004.  On April 30, 2004, the Company issued a press release announcing two important developments respecting the Company's interests in the Kotaneelee producing gas field and undeveloped acreage at Kotaneelee in the Yukon Territory.  Copies of these press releases were attached as Exhibits to the Company’s current report on Form 8-K filed on May 3, 2004.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

3.1

Memorandum of Association as amended on June 30, 1982, May 14, 1985 and April 7, 1988 filed as Exhibit 4B to Form S-8 as filed on November 25, 1998 (File number 001-03793) is incorporated by reference.

3.2

By-laws, as amended, filed as Exhibit 4C to Form S-8 as filed on November 25, 1998 (File number 001-03793) are incorporated by reference.

10.1

Employment Contract between Canada Southern Petroleum Ltd. and Randy L. Denecky, dated September 12, 2003, filed herewith.

10.2

Executive Employment Agreement between Canada Southern Petroleum Ltd. and John W. A. McDonald, dated March 31, 2004, filed herewith.

31.1

Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2

Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed herewith.

32

Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)

Reports on Form 8-K

No current reports on Form 8-K were filed during the fiscal quarter ended March 31, 2004.

A current report on Form 8-K was filed on May 3, 2004, reporting that the Company had issued press releases dated April 29, 2004 and April 30, 2004 regarding the matters discussed in Part II, Item 5 of this report.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  May 10, 2004

by  /s/ John W. A. McDonald

John W. A. McDonald

President and Chief Executive Officer