Form 10-Q
period 2004-06-30
CANADA SOUTHERN PETROLEUM LTD
filed 2004-08-13
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

#250, 706 - 7th Avenue, S.W.                                                  T2P 0Z1

Calgary, Alberta, Canada                                                   (Zip Code)

(Address of principal executive offices)

(403) 269-7741

 (Registrant's telephone number, including area code)

......................................................................................................

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

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of August 9, 2004.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

June 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

(unaudited)

	June 30,	December 31,
	2004	2003(1)
		restated (note 2)
Assets

Current assets
Cash and cash equivalents (note 3)	$ 39,883,797	$ 49,082,386
Accounts receivable (note 4)	2,232,043	3,138,465
Other assets	284,109	400,643
Total current assets	42,399,949	52,621,494

Oil and gas properties and equipment, net (full cost method)	9,854,345	9,420,903

Total assets	$ 52,254,294	$ 62,042,397

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 879,425	$ 2,947,763
Accrued liabilities (note 5)	659,952	1,709,889
Accrued income taxes payable	605,003	9,752,303
Total current liabilities	2,144,380	14,409,955

Future income tax liability	2,586,864	2,221,864
Asset retirement obligations (note 6)	2,556,106	2,436,986
Total liabilities	7,287,350	19,068,805

Contingencies (note 7)

Shareholders’ Equity (note 8)
Limited Voting Shares, par value $1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	28,444,551	28,177,451
Total capital	42,862,321	42,595,221
Retained earnings	2,104,623	378,371
Total shareholders’ equity	44,966,944	42,973,592

Total liabilities and shareholders’ equity	$ 52,254,294	$ 62,042,397

(1)  The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (DEFICIT)

(Expressed in Canadian dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated (note 2)		restated (note 2)
Revenues:
Proceeds from carried interests	$ 1,469,792	$ 3,101,497	$ 3,475,794	$ 5,978,199
Natural gas sales	1,597,103	751,617	2,711,618	1,784,922
Oil and liquid sales	76,589	64,047	141,460	163,514
Interest and other income	498,782	188,411	782,915	321,227
Total revenues	3,642,266	4,105,572	7,111,787	8,247,862

Costs and expenses:
General and administrative	996,739	639,059	1,649,649	1,183,016
Lease operating costs	437,921	197,097	661,421	679,605
Depletion, depreciation and amortization	861,000	502,390	1,622,000	1,037,780
Asset retirement obligations accretion expense	60,000	15,829	120,000	31,658
Stock option expense	233,700	189,715	267,100	195,490
Foreign exchange (gain) loss	(67,556)	232,909	(95,635)	436,814
Total costs and expenses	2,521,804	1,776,999	4,224,535	3,564,363

Income before income taxes	1,120,462	2,328,573	2,887,252	4,683,499
Income taxes (note 9)	(550,000)	(958,387)	(1,161,000)	(1,999,958)

Net Income	570,462	1,370,186	1,726,252	2,683,541

Retained earnings (deficit) - beginning of period	1,534,161	(15,358,392)	378,371	(16,671,747)
Retained earnings (deficit) - end of period	$ 2,104,623	$(13,988,206)	$ 2,104,623	$(13,988,206)

Net income per share: (note 10)
Basic	$0.04	$0.10	$0.12	$0.19
Diluted	$0.04	$0.10	$0.12	$0.19

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,420,429	14,417,770	14,419,394	14,417,770

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated (note 2)		restated (note 2)
Cash flows from operating activities:
Net income	$ 570,462	$ 1,370,186	$ 1,726,252	$ 2,683,541

Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depletion depreciation, and amortization	861,000	502,390	1,622,000	1,037,780
Future income tax expense (recovery)	(86,000)	958,387	365,000	1,449,958
Asset retirement obligations accretion expense	60,000	15,829	120,000	31,658
Asset retirement expenditures	(663)	(28,671)	(880)	(165,953)
Stock option expense	233,700	189,715	267,100	195,490
Funds provided from operations	1,638,499	3,007,836	4,099,472	5,232,474

Change in current assets and liabilities:
Accounts receivable	1,437,719	464,926	906,422	(493,639)
Other assets	147,860	96,176	116,534	143,116
Accounts payable	(223,573)	(230,486)	(2,068,338)	(196,729)
Accrued liabilities	73,250	(195,786)	(1,049,937)	1,185,315
Accrued income taxes payable	605,003	-	(9,147,300)	-
Net cash provided from (used in) operations	3,678,758	3,142,666	(7,143,147)	5,870,537

Cash flows used in investing activities:
Additions to oil and gas properties	(770,489)	(553,496)	(2,055,442)	(1,092,618)
Net cash used in investing activities	(770,489)	(553,496)	(2,055,442)	(1,092,618)

Increase (decrease) in cash and cash equivalents	2,908,269	2,589,170	(9,198,589)	4,777,919
Cash and cash equivalents at the beginning of period	36,975,528	21,643,202	49,082,386	19,454,453

Cash and cash equivalents at the end of period	$ 39,883,797	$ 24,232,372	$ 39,883,797	$24,232,372

See accompanying notes.

Item 1.

Notes to Consolidated Financial Statements (unaudited)

1.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements, including the accounts of Canada Southern Petroleum Ltd. (“Canada Southern” or “the Company”) and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”).  These financial statements have been prepared following the same accounting policies and methods of computation as the annual audited consolidated financial statements for the year ended December 31, 2003, except for those changes in accounting policies described in Note 2.  The effect of differences between these principles and accounting principles generally accepted in the United States (“U.S. GAAP”) is discussed in Note 11.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation and of normal recurring nature have been included.  Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.

Changes in accounting policies

(a)

Asset retirement obligations

Effective January 1, 2004, the Company retroactively adopted the Canadian Institute of Chartered Accountants ("CICA") new standard for accounting for asset retirement obligations. This standard requires that the fair value of the legal obligation associated with the retirement and reclamation of tangible long-lived assets be recorded when the obligation is incurred, with a corresponding increase to the carrying amount of the related assets. This corresponding increase to capitalized costs is amortized to earnings on a basis consistent with depreciation, depletion, and amortization of the underlying assets. Subsequent changes in the estimated fair value of the asset retirement obligations are capitalized and amortized over the remaining useful life of the underlying asset.

The asset retirement obligation liabilities are carried on the consolidated balance sheet at their discounted present value and are accreted over time for the change in their present value.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.

(b)

Stock-based compensation

The Company has adopted the Canadian accounting standard as outlined in the CICA Handbook section 3870, “Stock-based Compensation and Other Stock-based Payments”, which requires the use of the fair value method for valuing stock option grants.  Under this method, compensation cost attributable to share options granted to employees and directors is measured at fair value at the grant date and expensed over the vesting period with a corresponding increase to contributed surplus.  Upon the exercise of the stock options, consideration paid is recorded as an increase to total capital.  This standard was adopted retroactively on January 1, 2004 and prior period amounts were restated.  Pursuant to the transition rules, the expense recognized applies to stock options granted on or after January 1, 2002.

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

2.

Changes in accounting policies (cont’d)

The adjustments required to the December 31, 2003 consolidated balance sheet to implement these changes in accounting are as follows:

	See Note	As previously reported	Adjustments	As restated
Oil and gas properties and equipment	2a	$ 8,906,029	$ 514,874	$ 9,420,903
Future income tax liability	2a	2,096,000	125,864	2,221,864
Asset retirement obligations	2a	2,223,078	213,908	2,436,986
Contributed surplus	2b	27,271,833	905,618	28,177,451
Retained earnings	2a	1,108,887	175,102
	2b		(905,618)	378,371

The adjustments to the consolidated income statement for the three months ended June 30, 2003 are as follows:

	See Note	As previously reported	Adjustments	As restated
Depletion, depreciation and amortization	2a	$ 483,263	$ 19,127	$ 502,390
Future site restoration costs	2a	45,000	(45,000)	-
Asset retirement obligations accretion expense	2a	-	15,829	15,829
Stock option expense	2b	-	189,715	189,715
Income taxes	2a	954,000	4,387	958,387
Net income	2a,b	1,554,244	(184,058)	1,370,186
Net income per share
Basic	2a,b	$0.11	$(0.01)	$0.10
Diluted	2a,b	$0.11	$(0.01)	$0.10

The adjustments to the consolidated income statement for the six months ended June 30, 2003 are as follows:

	See Note	As previously reported	Adjustments	As restated
Depletion, depreciation and amortization	2a	$ 999,526	$ 38,254	$ 1,037,780
Future site restoration costs	2a	95,000	(95,000)	-
Asset retirement obligations accretion expense	2a	-	31,658	31,658
Stock option expense	2b	-	195,490	195,490
Income taxes	2a	1,989,000	10,958	1,999,958
Net income	2a,b	2,864,901	(181,360)	2,683,541
Net income per share
Basic	2a,b	$0.20	$(0.01)	$0.19
Diluted	2a,b	$0.20	$(0.01)	$0.19

3.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short term nature.

	June 30,	December 31,
	2004	2003
Cash	$ 473,474	$ 164,036
Canadian marketable securities (Yield: 2004 – 2.1%, 2003 – 2.8%)	37,528,730	46,851,157
U.S. marketable securities (Yield: 2004 – 1.4%, 2003 -1.2%)	1,881,593	2,067,193
Total	$ 39,883,797	$ 49,082,386

4.

Accounts receivable

Accounts receivable is comprised mainly of accounts from various industry partners in the Company’s oil and gas properties as follows:

	June 30,	December 31,
	2004	2003
Kotaneelee partners	$ 1,207,260	$ 2,083,278
Samson Canada Ltd.	384,157	401,517
Anadarko Canada	71,749	37,993
Others	568,877	615,677
Total	$ 2,232,043	$ 3,138,465

The Kotaneelee partners are comprised of BP Canada Energy Company, Devon Canada, Imperial Oil Resources, and ExxonMobil Canada Properties.

5.

Accrued liabilities

Accrued liabilities are as follows:

	June 30,	December 31,
	2004	2003
Contingent interests settlement	$ -	$ 1,000,000
Capital and operating costs	215,513	169,063
Royalties	267,300	355,800
Accounting and legal expenses	99,100	76,473
Audit fees	39,900	40,000
Independent reserves evaluator fees	32,697	36,200
Directors’ compensation	5,442	32,353
Total	$ 659,952	$ 1,709,889

6.

Asset retirement obligations

Details of asset retirement obligations for the period are as follows:

	Six months ended June 30,	Year ended December 31,
	2004	2003
		restated (see note 2)
Balance - beginning of period	$ 2,436,986	$ 785,886
Asset retirement obligations accretion expense	120,000	285,000
Liabilities arising from the Kotaneelee settlement	-	1,538,000
Asset retirement expenditures	(880)	(171,900)
Balance - end of period	$ 2,556,106	$ 2,436,986

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

In the fourth quarter of 2003, the Company realized a gross pre-income tax amount of $22,727,000 in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constituted taxable income for Canadian income tax purposes upon receipt by the Company.

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

The Company believes it has no further material exposure regarding this matter.

8.

Limited voting shares and stock options

Summary of Options Outstanding at June 30, 2004

Year Granted	Expiration Dates	Total	Exercisable	Option Prices
2001	Nov 2006	45,000	45,000	$ 6.81
2002	Jan 2007	100,000	100,000	$ 7.53
2002	Apr 2007	50,000	50,000	$ 6.81
2003	Jun 2008	50,000	50,000	$ 6.58
2003	Dec 2008	30,000	-	$ 6.97
2004	Mar 2009	30,000	-	$ 6.89
2004	Apr 2009	100,000	-	$ 6.21
2004	Jun 2009	50,000	50,000	$ 5.80
Total – June 30, 2004		455,000	295,000	Average $6.72

Options Reserved for Future Grants		442,834

On January 28, 2004, 322,700 previously granted stock options, with an exercise price of $7.00 per share, expired without exercise.

During March 2004, an employee of the Company was granted a five-year option to purchase 30,000 shares at $6.89 per share.  The options vest over a two-year period. On April 1, 2004, the Company’s President and Chief Executive Officer was granted a five-year option to purchase 100,000 shares at $6.21 per share.  One-half of these options vest on April 1, 2005, with the remaining options vesting on April 1, 2006.  On June 3, 2004, a director of the Company was granted a five-year option, vesting immediately, to purchase 50,000 shares at $5.80 per share.

Stock option expense

Canada Southern accounts for its stock options using the fair value method.  Under this method, the fair value of the options is amortized as additional compensation expense over the vesting period.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  All of the valuations assumed no expected dividend.  The assumptions used in the Black-Scholes model were: risk free interest rates ranging from 3.35% to 4.40%, expected volatilities ranging from 59.3% to 63.1% and expected life of 5 years.

Under the Black-Scholes option pricing model, the average fair value of the stock options issued in the years 2002, 2003 and 2004 were $3.98, $3.65 and $3.35 per option, respectively.

9.

Income taxes

At June 30, 2004, the Company had no unused net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax for the three and six-month periods ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		Restated (see note 2)		Restated (see note 2)
Current income tax	$ 636,000	$ -	$ 796,000	$ 550,000
Future income tax(1)	(86,000)	958,387	365,000	1,449,958
Total	$ 550,000	$ 958,387	$ 1,161,000	$ 1,999,958

Cash taxes paid	$ 300	$ 396,303	$ 9,943,300	$ 431,303

(1)  On March 31, 2004, the Alberta government substantively enacted the provincial income tax rate reduction announced in February 2004, which reduced the provision for the six-month period ended June 30, 2004 by $24,700.

.

10.

Per share amounts

Basic per share amounts are calculated using the weighted average number of shares outstanding during the period.

The Company uses the treasury stock method to determine the dilutive effect of stock option and other dilutive instruments.  Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share.

In computing diluted earnings per share, 2,659 (2003 - 0) shares were added to the 14,417,770 (2003 – 14,417,770) basic weighted average number of shares outstanding during the three-month period ended June 30, 2004.  1,624 (2003 - 0) shares were added to the 14,417,770 (2003 – 14,417,770) basic weighted average number of shares outstanding during the six-month period ended June 30, 2004.

11.

U.S. GAAP differences

The reconciliation of net income between Canadian and U.S. GAAP is summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated		restated
Net income - Canadian GAAP	$570,462	$1,370,186	$1,726,252	$2,683,541
Stock option expense (c)	-	189,715	-	195,490
Future income taxes (b)	26,400	(185,000)	-	(185,000)
Cumulative effect of change in accounting policy (d)	-	-	-	68,231
Net income - U.S. GAAP	596,862	1,374,901	1,726,252	2,762,262
Change in value of available for sale securities (a)	34,755	(32,567)	44,074	13,716
Other comprehensive income	$631,617	$1,342,334	$1,770,326	$2,775,978

U.S. GAAP - net income per share
Basic	$0.04	$0.09	$0.12	$0.19
Diluted	$0.04	$0.09	$0.12	$0.19

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,420,429	14,417,770	14,419,394	14,417,770

The balance sheet information for the Canadian and U.S. GAAP differences is summarized in the table below:

			Restated
	June 30, 2004		December 31, 2003
	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP

Current assets (a)	$ 42,399,949	$ 42,532,505	$ 52,621,494	$ 52,704,463
Oil and gas properties and equipment	9,854,345	9,854,345	9,420,903	9,420,903
	$ 52,254,294	$ 52,386,850	$ 62,042,397	$ 62,125,366

Current liabilities	$ 2,144,380	$ 2,144,380	$ 14,409,955	$ 14,409,955
Future income tax liability (a)(b)	2,586,864	2,597,773	2,221,864	2,227,260
Asset retirement obligations	2,556,106	2,556,106	2,436,986	2,436,986
Total capital (c)	42,862,321	41,956,523	42,595,221	41,689,423
Retained earnings (b)(c)	2,104,623	3,010,421	378,371	1,284,169
Accumulated other comprehensive income (a)	-	121,647	-	77,573
	$ 52,254,294	$ 52,386,850	$ 62,042,397	$ 62,125,366

(a)  Other comprehensive income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At June 30, 2004, the Company owned approximately 1% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $132,556 (December 31, 2003 - $82,969) and a carrying value of $1.00.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at June 30, 2004.  This would result in other comprehensive income for the three and six-month periods ended June 30, 2004 and 2003.  In addition, the consolidated balance sheet would reflect

11.

U.S. GAAP differences (cont'd)

Marketable Securities in the amount of $132,556 (December 31, 2003 - $82,969) with a corresponding credit (net of income tax of $13,791) to Shareholders’ Equity - Accumulated other comprehensive income.

(b)  Future income taxes

Under Canadian GAAP, the benefits of substantively enacted income tax rate reductions can be recorded, however, under FAS 109 the benefits attributable to income tax rate changes can only be recorded when enacted.  During the three-month period ended June 30, 2004, a substantially enacted income tax rate reduction was enacted and U.S. GAAP required the recognition of a future income tax benefit of $26,400 related to an Alberta tax rate reduction recognized in the first quarter for Canadian GAAP purposes.

(c)  Stock-based compensation

For U.S. GAAP reporting purposes, the Company has elected to adopt the fair value expense recognition provisions of FAS 123 “Accounting for Stock-based Compensation” and has reported using the modified prospective method as at January 1, 2003.  This method provides prospective expense recognition for all new awards and the unvested portion of awards granted subsequent to January 1, 1995.  As at January 1, 2004, U.S. GAAP requires the recognition of a $905,798 increase in retained earnings and a corresponding decrease in the paid-in capital account.

(d)  FASB Statement No. 143 “Accounting for Asset Retirement Obligations”

On January 1, 2004, the Company retroactively adopted new asset retirement obligations as discussed in Note 2(a).  The impact of adopting this standard for U.S. GAAP as at January 1, 2003 is presented as a charge to earnings representing the cumulative effect of the change in accounting policy.

Item 1.

Supplementary Oil and Gas Data

	Six-month period ended June 30,
Total Sales Volumes (before royalties)	2004	2003	Change	% Change
Carried interests (mcf)	765,147	1,249,075	(483,928)	(39%)
Carried interests (bbls)	96	74	22	30%

Natural gas (mcf)	581,166	361,601	219,565	61%
Oil and liquids (bbls)	5,227	5,377	(150)	(3%)

boe (6 mcf = 1 boe)	229,709	273,897	(44,188)	(16%)
boe per day	1,262	1,513	(251)	(17%)

mcfe (1 bbl = 6 mcfe)	1,378,251	1,643,382	(265,131)	(16%)
mcfe per day	7,573	9,079	(1,506)	(17%)

Sales mix:

Natural gas (mcf)	98%	98%	-	0%
Oil and natural gas liquids (mcfe)	2%	2%	-	0%

Netback analysis for carried interest sales:
Carried interests (per mcfe)
Sales	$5.83	$ 6.36	(.53)	(8%)
Royalties	(.62)	(.90)	.28	(31%)
Transportation	(.37)	(.48)	.11	(23%)
Net Sales	4.84	4.98	(.14)	(3%)
Lease operating expenses	(.29)	(.20)	(.09)	45%
Carried interest capital	(.01)	-	(.01)	-
Field netback	$4.54	$ 4.78	(.24)	(5%)

Netback analysis for working and royalty interest sales:

Working and royalty interests (per mcfe)
Sales	$5.62	$ 6.48	(.86)	(13%)
Royalties	(.96)	(1.53)	.57	(37%)
Net Sales	4.66	4.95	(.29)	(6%)
Lease operating expenses	(1.08)	(1.73)	.65	(37%)
Field netback	$3.58	$ 3.22	.36	11%

Definition of Terms
boe = barrel of oil equivalent	mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet of natural gas	bbl = barrel of oil

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Among these risks and uncertainties are uncertainties as to the pricing, production levels and costs from the properties in which Canada Southern has interests and the extent of the recoverable reserves at those properties.  The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.  The Company does caution, however, that results in 2004 will be significantly lower than in 2003, which were favorably affected by settlement of the Kotaneelee litigation.

Results of Operations

A quarterly comparison of total revenues, net income and earnings per share is as follows:

	Quarter ended,
	2004		2003 (restated)				2002 (restated)
($000's, except per share amounts)	2Q	1Q	4Q	3Q	2Q	1Q	4Q	3Q

Total Revenues	3,642	3,470	1,172	26,091	4,106	4,142	2,816	2,206
Net income/(loss)	570	1,156	(527)	14,857	1,370	1,370	876	491

Net income per share:
Basic	0.04	0.08	(0.03)	1.03	0.10	0.09	0.06	0.03
Diluted	0.04	0.08	(0.03)	1.03	0.10	0.09	0.06	0.03

Three and six months ended June 30, 2004 vs. June 30, 2003

Net income for the three months ended June 30, 2004 was $570,000, or $0.04 per share, compared to $1,370,000, or $0.10 per share, for the second quarter last year.  For the six months ended June 30, net income was $1,726,000, or $0.12 per share and $2,684,000, or $0.19 per share, for 2004 and 2003, respectively.  The decrease is primarily attributable to declining production volumes along with lower natural gas prices, higher depletion and depreciation costs, higher lease operating costs and increased general and administrative expenses.  These increased costs were somewhat offset by lower legal expenses and gains on foreign exchange.

A comparison of revenues, costs and expenses, net income and earnings per share for the first three and six months ended 2004 and 2003 is as follows:

	Three months ended June 30,			Six months ended June 30,
($000’s, except per share amounts)	2004	2003	Change	2004	2003	Change
		restated(1)			restated(1)
Revenues	3,642	4,106	(464)	7,112	8,248	(1,136)
Costs and expenses	(2,522)	(1,778)	(744)	(4,225)	(3,564)	(661)
Income tax provision	(550)	(958)	408	(1,161)	(2,000)	839
Net income	570	1,370	(800)	1,726	2,684	(958)

Net income per share:
Basic	0.04	0.10	(0.06)	0.12	0.19	(0.07)
Diluted	0.04	0.10	(0.06)	0.12	0.19	(0.07)

(1)  Certain figures relating to the three and six-month periods ended June 30, 2003 have been restated to reflect the adoption of certain accounting policies, as set out in Note 2 to the interim consolidated financial statements.

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Sales volumes continue to decline as expected due to natural declines at most of the Company’s producing properties and increasing water influx at Kotaneelee.  For the three months ended June 30, 2004, total volumes were down 12% to 1,251 boe/d from the 1,418 boe/d recorded in the same period last year.  For the six-month period ended June 30, volumes declined 17% year-over-year from 1,513 boe/d in 2003 to 1,262 boe/d in 2004.  Kotaneelee sales volumes represent 63% of the Company’s total sales volumes during the second quarter of 2004 versus 76% in the comparable period of 2003. While the majority of the properties declined year-over-year, production gains were recorded at the Clarke Lake and Town properties.

This second quarter report marks the beginning of a transition away from reporting carried interest revenues separate from working interest revenues.  With the conversion of Kotaneelee from a carried interest to a working interest effective May 1, 2004, year-over-year comparatives for the individual carried and working interest analyses will become less meaningful as Kotaneelee made up virtually all of the carried interest revenues.  While the Company has determined to include the individual tables and analysis in this second quarter 2004 report, it will migrate away from them in future quarters, to present a more meaningful, combined analysis.

Sales Volumes by Area
	Three months ended June 30,
	2004				2003
	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)

Kotaneelee	-	4,775	-	796	-	6,472	-	1,079
Buick Creek	1	989	18	184	2	1,010	18	188
Town	1	551	1	93	-	51	-	9
Siphon	-	381	4	68	-	371	4	66
Wargen	-	303	7	58	-	279	5	52
Clarke Lake	-	257	-	43	-	151	-	25
Ekwan	-	57	-	10	-	-	-	-
Other	-	(8)	2	(1)	-	(4)	1	(1)
	2	7,305	32	1,251	2	8,330	28	1,418

	Six months ended June 30,
	2004				2003
	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)

Kotaneelee	-	5,010	-	835	-	6,899	-	1,150
Buick Creek	1	994	16	183	2	1,100	18	203
Town	1	439	1	74	-	57	-	10
Siphon	-	366	4	65	-	372	4	66
Wargen	-	307	7	58	-	292	6	55
Clarke Lake	-	247	-	41	-	158	-	26
Ekwan	-	28	-	5	-	13	-	2
Other	-	6	-	1	-	8	1	1
	2	7,397	28	1,262	2	8,899	29	1,513

Impact of Conversion of Kotaneelee to a Working Interest.  Effective May 1, 2004, the Company converted its 30.67% carried interest in the Kotaneelee field to a corresponding 30.67% working interest.  Although the conversion has no impact on the aggregate amounts of the Company’s share of field production and related field operating cash flow, the conversion has financial statement disclosure implications.

Proceeds from carried interests decreased significantly from 2003 to 2004 and revenue from natural gas sales increased significantly during the same period. These changes are due to a combination of production declines and related sales over the corresponding period of the previous year, and the impact of conversion of Kotaneelee to a working interest during the second quarter of 2004.

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Proceeds from carried interests represent passive net investment income in a net cash flow stream, and appropriately are recorded after the reduction of all royalties, lease operating costs and capital expenditures.  The conversion to a working interest at Kotaneelee and certain of its other properties represents a fundamental shift by the Company toward direct management of its oil and gas assets.

As the majority of the Company’s carried interest revenue (prior to conversion) related to Kotaneelee, future carried interest revenue will decrease significantly.  Subsequent to May 1, 2004, sales (net of royalties) from the Kotaneelee field will be reported as natural gas sales, and related operating costs for Kotaneelee will be included in expenses under the caption “lease operating costs”.  As a result, natural gas sales and lease operating expenses will increase significantly over comparable periods.

Future capital expenditures for Kotaneelee will no longer be a deduction from carried interest revenue but will instead be recorded as capital asset additions on the Company’s balance sheet.

Kotaneelee Production.  Individual gross Kotaneelee well production for the month of June 2004 was 6.8 Mmcf per day from the B-38 well and 12.2 Mmcf per day from the I-48 well (production in June 2003 – B-38 was 8.6 Mmcf per day and the I-48 was 13.0 Mmcf per day).

Natural gas sales from the Kotaneelee field are approximately 78% of total monthly production due to shrinkage and fuel gas requirements.

Water production has increased since 2001.  The operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  Gross water production for the month of June 2004 was 1,517 bbls per day from the B-38 well and 435 bbls per day from the I-48 well (production in June 2003 – B-38 was 1,167 bbls per day and the I-48 was 113 bbls per day).  Water production continues to increase and water handling capacity continues to be a concern.  Natural gas production continues to decline as the reservoir pressure declines.  Water production will at some point become a constraining factor on gas production.  In an effort to delay the cessation of gas production from the B-38 well due to the increasing amount of water, the operator is investigating the installation of a smaller diameter tubing string (siphon string) in the wellbore.  Canada Southern is participating, to the extent of its working interest in the operation in diagnosing the condition of the existing well’s tubing string. The condition of this down-hole equipment will determine if the proposed installation of a siphon string will be economical.  The Company is not able to predict with certainty the remaining economic life of the existing producing wells, their associated production profiles and the extent to which these wells will be able to access proven developed reserves.

Production from the Kotaneelee field during the six months ended June 30, 2004, compared to 2003 is as follows:

	Gas Production		Water Production
	2004	2003	2004	2003
	(Mmcf/d)	(Mmcf/d)	(Bbls/d)	(Bbls/d)
January	21.3	30.8	1,641	1,336
February	21.0	30.6	1,685	1,434
March	20.4	29.3	1,744	1,417
April	20.3	27.8	1,814	1,452
May	19.6	26.4	1,885	1,452
June	19.0	21.7	1,952	1,476

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Proceeds from Carried Interests.  Proceeds from carried interests decreased 53% to $1,470,000 during the second quarter of 2004 from $3,101,000 in the second quarter of 2003 and decreased 42% to $3,476,000 in the six-month period ended June 30, 2004 from $5,978,000 in the same period of 2003.  The decrease is due to a combination of production declines and related sales over the corresponding period in the previous year, and the impact of conversion of the Company’s Kotaneelee carried interest to a working interest.  The following is a comparison of the proceeds from carried interests for the periods indicated:

Summary - Proceeds from Carried Interests ($000's)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Kotaneelee gas field	1,467	3,099	3,471	5,974
Other properties	3	2	5	4
Total	1,470	3,101	3,476	5,978

Canada Southern’s share of carried interest natural gas sales volumes decreased by 51% during the second quarter of 2004 from the second quarter of 2003, from 589,076 mcf to 287,611 mcf, respectively, and decreased by 39% for the six months ended June 30, 2004 from the comparable period in 2003 (from 1,249,075 mcf to 765,147 mcf).  The decrease is due to both production declines and the conversion of the Company’s Kotaneelee carried interest to a working interest.

Average carried interest natural gas prices declined 16% when comparing the second quarter of 2004 to the second quarter of 2003, and declined 8% for the six-month period ended June 30, 2004 as compared to the related six-month period in 2003.  Carried interest operating and capital costs increased by 86% to $69,000 in the second quarter of 2004 as compared to $37,000 in the second quarter of 2003.  For the six months ended June 30, carried interest operating and capital costs decreased 7% from $246,000 to $228,000 (from 2003 to 2004 respectively).

During the year 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputed the operator’s position and on April 6, 2004, reached an agreement with the operator.  In full settlement of this issue, Canada Southern received $300,000 and was also recognized as an owner of certain items that were previously charged to the carried interest account.  The Company became recognized as a proprietary owner, and received copies of, approximately 183 km (114 miles) of 2-D seismic data in the areas of Buick Creek, Wargen and Peejay of N.E. British Columbia.  Canada Southern also became recognized as an 11.5% working interest owner in the pooled salt water disposal facilities at Clarke Lake.

Further, in connection with the settlement, Canada Southern expended $131,000 to acquire an interest in the pipeline infrastructure at Clarke Lake, and paid salt water disposal operating costs of $6,000 for the period from January 7, 2001 to December 31, 2003.

During the second quarter ended June 30, 2004, Canada Southern recognized the $300,000 cash component of the settlement as other income and recorded the $131,000 acquisition of the pipeline infrastructure as capital additions.  As the salt water disposal facility and the seismic were previously charged to the carried interest account, no accounting recognition of those components is required.

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

The volumes in thousand cubic feet (mcf) and barrels (bbls) (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold during the periods indicated were as follows:

Proceeds from Carried Interests
	Three months ended June 30,
	2004			2003
	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)
Natural gas sales (mcf)	287,671	5.78	1,664	589,076	6.89	4,059
Liquids (bbls)	54	47.24	2	37	41.14	1
Transportation			(22)			(357)
Royalty expense			(106)			(565)
Operating costs			(65)			(37)
Capital costs			(3)			(0)
Total			1,470			3,101

	Six months ended June 30,
	2004			2003
	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)
Natural gas sales (mcf)	765,147	5.83	4,458	1,249,075	6.36	7,946
Liquids (bbls)	96	44.31	4	74	45.16	3
Transportation			(286)			(604)
Royalty expense			(472)			(1,121)
Operating costs			(220)			(244)
Capital costs			(8)			(2)
Total			3,476			5,978

Natural Gas Sales.  Natural gas revenue from working and royalty interest properties increased 112% to $1,597,000 in the second quarter of 2004 from $752,000 in the second quarter of 2003.  There was a 105% increase in the working interest volumes sold and a 4% increase in the average sales price of working interest sales.  The conversion of Kotaneelee to a working interest effective May 1, 2004 was a major component for this increase.  Natural gas sales include royalty income, which increased by 324% from $74,000 to $315,000.  Royalty volumes sold increased by 386% and the natural gas royalty sales price decreased 13% when compared with the second quarter of 2003.

For the six-month period ended June 30, 2004, working and royalty interest natural gas sales revenue increased 52% to $2,712,000 from $1,785,000 during the same period in 2003.  Working interest volumes were up 45% and royalty interest volumes were up 339% over the same six-month period of 2003.  The average gas price received for natural gas working interest volumes was 13% lower, or $5.60 per mcf, for the first six months of 2004 compared to the $6.41 per mcf received for the same period in 2003.  Correspondingly, the average price received for natural gas interest royalty volumes was 20% lower during the same period in 2004.

Natural gas royalty expense was significantly higher in the second quarter of 2004 at $495,000, or 28% of natural gas working interest sales, compared to $156,000, or 19% of natural gas working interest sales, in the second quarter of last year.  This was a direct result of the Kotaneelee royalty expense being including in working interest royalty expense subsequent to conversion. Prior to conversion of the Kotaneelee carried interest to a working interest, the royalty expense for that property was recorded as a reduction of carried interest gas sales.

For the six months ended June 30, 2004, natural gas royalty expense was $545,000, or 20% of natural gas working interest sales, compared to $551,000, or 25% of natural gas working interest sales in the same period of 2003.  The addition of the Kotaneelee royalty expense during the second quarter of 2004 was offset by an adjustment relating to previous years recorded in the first quarter of this year, resulting in the lower reported royalty rate for the six-month period.

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Working interest and royalty volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

Proceeds from Natural Gas Sales
	Three months ended June 30,
	2004			2003
	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)
Natural gas sales	324,178	5.48	1,777	158,038	5.28	834
Royalty income	52,883	5.96	315	10,872	6.84	74
Royalty expense	-		(495)	-		(156)
Total	377,061		1,597	168,910		752

	Six months ended June 30,
	2004			2003
	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)
Natural gas sales	494,571	5.57	2,753	341,859	6.41	2,193
Royalty income	86,595	5.82	504	19,742	7.26	143
Royalty expense	-		(545)	-		(551)
Total	581,166		2,712	361,601		1,785

Oil and Liquid Sales.  Oil and natural gas liquid sales from working and royalty interests increased by 20% in the second quarter of 2004 to $77,000 compared to $64,000 in the second quarter of 2003.

For the six-month period ended June 30, oil and natural gas liquid sales from working and royalty interests was 13% lower in 2004, at $141,000 compared to $164,000 in 2003.  Approximately 92% of the Company’s liquids sales are derived from natural gas liquids.

Liquid volumes in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

Proceeds from Oil and Liquids Sales
	Three months ended June 30,
	2004			2003
	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)
Natural gas liquid sales	2,727	34.06	93	2,632	32.37	85
Royalty income	250	38.60	10	34	43.03	1
Royalty expense	-		(26)	-		(22)
Total	2,977		77	2,666		64

	Six months ended June 30,
	2004			2003
	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)
Natural gas liquid sales	4,874	35.48	173	5,317	40.07	213
Royalty income	353	36.86	13	60	41.73	3
Royalty expense	-		(45)	-		(52)
Total	5,227		141	5,377		164

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Interest and Other Income.  Interest and other income increased 165% in the second quarter of 2004 to $499,000 from $188,000 in the second quarter of 2003. Included in other income in the second quarter of 2004 is $300,000 received in the settlement of an outstanding issue relating to the carried interest revenues for the Buick Creek, Wargen and Clarke Lake properties from the year 2000.  Although the quarter ending June 30, 2004 cash balance was higher then the quarter ended cash balance of 2003, investment yield declined from 2003 to 2004.  Thus, excluding the $300,000 settlement, investment income year over year did not increase over that time.  Interest and other income before the settlement proceeds were 5% higher during the second quarter of 2004 compared to the second quarter of 2003.

For the six months ended June 30, 2004, interest and other income amounted to $783,000, 144% higher than the $321,000 received in the same period in 2003.  Excluding the $300,000 settlement proceeds received in the second quarter of 2004, the interest and other income received in the first half of 2004 was 50% higher than that received in the first six months of 2003.  This increase is a result of the additional funds available for investment after receiving the proceeds from the settlement of the Kotaneelee litigation in the fourth quarter of 2003.

General and Administrative.  General and administrative costs increased 56% in the second quarter of 2004 to $997,000 from $639,000 in the second quarter of 2003 primarily because of increases in salaries and benefits, consultants’ expenses and insurance expense.  Salaries and benefits increased 82% due to the addition of a Controller in March 2004 and a President and Chief Executive Officer in April 2004.  Consultants’ fees were higher in the second quarter of 2004 as a result of the higher operational activity level compared to the same time period in 2003. No general and administrative expenses were capitalized during the period.

For the six months ended June 30, 2004, general and administrative costs were $1,650,000 or 39% higher than the $1,183,000 incurred during the first six months of 2003.  The main contributors to the increase are consultants’ expenses, salaries and benefits, directors’ fees and expenses, and insurance expense.

General and Administrative ($000’s)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Consultants	181	99	337	186
Salaries and benefits	146	55	211	108
Investor relations	145	121	216	174
Insurance expense	99	58	195	123
Directors’ fees and expenses	154	129	268	178
Audit and professional services	53	46	82	93
Legal	126	78	177	225
Other	93	53	164	96
Total	997	639	1,650	1,183

Legal expenses increased 61% during the second quarter of 2004 to $126,000 from $79,000 during the second quarter of 2003.  This increase was mainly due to the increased use of legal advisers for the Company’s review of corporate governance issues.

For the six-month period ended June 30, legal expenses amounted to $177,000 and $225,000 for 2004 and 2003, respectively. Legal work decreased significantly, year over year, given the settlement of the Kotaneelee litigation in September 2003.  While legal costs related to the litigation have decreased due to the Kotaneelee settlement, new disclosure, accounting and corporate governance regulations have been adopted in both Canada and the United States, and are expected to contribute to increased legal expenses during the remainder of the year.

Three and six months ended June 30, 2004 vs. June 30, 2003 (Cont’d)

Lease Operating Costs.  Lease operating costs increased 122% from $197,000 in the second quarter of 2003 to $438,000 in the second quarter of 2004.  The increase was mainly due to the addition of Kotaneelee lease operating expenses effective May 1, 2004.

For the six months ended June 30, lease operating expenses are 3% lower in 2004 at $661,000, compared to $680,000 in 2003.  On a $/boe basis, lease operating expenses were $2.88/boe for the first six months of 2004 and $2.48/boe for the same period in 2003.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization expense increased 71% in the second quarter of 2004 to $861,000 from $502,000 in the second quarter of 2003.

For the six months ended June 30, 2004, depletion, depreciation and amortization expense amounts to $1,622,000, 56% higher than the $1,038,000 recorded for the same period in 2003. The increased depletion rate is mainly due to the capital expenditures incurred during the fourth quarter of 2003 and the first half of 2004 without, as yet, corresponding increases in proven reserves.

Asset Retirement Obligations Accretion Expense.  Asset retirement obligations accretion expense increased by 279% to $60,000 in the second quarter of 2004 compared with the restated amount of $16,000 in the second quarter of 2003.

For the six months ended June 30, asset retirement obligations accretion expense was $120,000 and $32,000 for 2004 and 2003 respectively.  The increase is mainly due to the addition of liabilities resulting from the settlement of the Kotaneelee litigation.  In connection with the settlement, the Company agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  At the time of settlement, it was estimated that the Company’s 30.67% share of the abandonment liabilities amounted to approximately $2,400,000 (undiscounted).

Stock Option Expense.  Stock option expense increased 23% to $234,000 in the second quarter of 2004 compared to the restated amount of $190,000 for the comparable period in 2003 after retroactive adoption of the Canadian Institute of Chartered Accountant’s (CICA) section 3870 (Stock-based Compensation and Other Stock-based Payments.”

For the six months ended June 30, 2004, $267,000 was recorded for stock option expense compared to $195,000 for the same period in 2003.  The increase is due to the number of options issued during the first six months of this year compared to last year.  In 2004, options have been issued to two new employees and one director, for a total of 180,000 stock options.  During the first six months of 2003, only 50,000 stock options were granted.

Foreign Exchange.  A foreign exchange gain of $68,000 was recorded in the second quarter of 2004, compared to a loss of $233,000 in the second quarter of 2003 on the Company’s U.S. dollar investments.  The continued strength of the U.S. dollar compared to the Canadian dollar during the second quarter of 2004 resulted in the gain.

For the six months ended June 30, 2004, a foreign exchange gain of $96,000 was recorded, compared to a loss of $437,000 incurred during the same six-month period of 2003.  With the relative volatility between the U.S. and Canadian dollar, the Company expects to record further foreign exchange losses or gains during the year.  The value of the Canadian dollar was U.S. $.7727 at December 31, 2003 compared to U.S. $.7433 at June 30, 2004.

Income Taxes.  An income tax provision of $550,000 was recorded in the second quarter of 2004 compared to an income tax provision of $958,000 during the second quarter of 2003.

The income tax provision for the six months ended June 30, 2004 was $1,161,000, with an effective tax rate of 40%, compared to a provision of $2,000,000, or 43%, for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2004, Canada Southern had $39,884,000 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes including exploration and development activities.

The oil and gas business is inherently risky and capital intensive and can require significant capital and cash resources to expand and develop the business.

Net cash flow used in operations during the first six months of 2004 was $7,143,000 compared to the net cash flow provided from operations of $5,871,000 during the first six months of 2003.

Six Months Ended June 30, 2004 ($000’s)

Increase in income from operations	4,099
Net changes in accounts receivable and other assets	1,023
Net changes in current liabilities	(12,265)
Decrease in net cash provided by operations	(7,143)

In connection with the receipt of taxable proceeds from the settlement of the Kotaneelee litigation in 2003, the Company paid $9,843,000 of cash income tax during the first quarter of 2004.

Canada Southern’s current cash flow from oil and gas operations is mainly derived from the Kotaneelee field.  Net field level receipts from Kotaneelee represented approximately 68% of the Company’s total net field receipts for the six months ended June 30, 2004, compared to 82% in the same period of 2003.

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

Effective May 1, 2004, Canada Southern converted from a 30.67% carried interest in the Kotaneelee gas field to a 30.67% working interest.  On May 3, 2004, the Company was served by the field operator with a notice to commence drilling a development well in the third quarter of 2004.  Canada Southern has elected to participate to its full 30.67% working interest.  The notice from the operator to drill and case the proposed well has an estimated gross cost of $16,738,000, of which Canada Southern’s share is approximately $5,133,000.  If the drilling of the well is successful, it is estimated that a further $3,200,000 (gross) will be incurred to complete and tie-in the well.  The well is expected to spud on or about September 1, 2004 and the operator estimates it will take approximately 150 days to drill the well.

The Company is continuing to evaluate the existing developed reserves at Kotaneelee and further exploration opportunities on the lease.

The Company’s northeast British Columbia properties are not as risky as Kotaneelee, but cannot be considered low risk due to depth of drilling, surface access, and related costs.

Liquidity and Capital Resources (Cont’d)

Canada Southern is currently performing technical evaluation of its petroleum and natural gas lease holdings in the Siphon and Mike/Hazel areas of northeast British Columbia.  The Company drilled and cased a 100% working interest gas well at Siphon in late 2003.  Several formations were completed and tested during the first six months of 2004.  The well is currently awaiting tie-in, with initial production rates expected to be approximately 450 mcf/d.

Canada Southern undertook a 25 sq. mile proprietary 3-D seismic program at Mike/Hazel in late 2003 and the geophysical interpretation has recently been completed.  The Company may undertake drilling in the winter drilling season of 2004/2005 at Mike/Hazel depending upon the Company’s consideration of the geophysical and geological evaluations and economic analysis.

Notwithstanding earlier optimism at the 40 Mile Coulee area of southern Alberta, where the Company drilled and cased 3 wells in the 4th quarter of 2003, the Company does not plan further activity in the area in the near future.  Evaluation and interpretation of the proprietary 2-D seismic shot in late 2003 has yet to support further drilling initiatives in the area.  While natural gas is certainly present, current gas prices and the capital cost of facilities and pipelines to produce these wells do not provide a sufficient return on investment at the present time.  Should gas prices increase further, pipeline infrastructure move closer to Company lands in the area, new geological data become available, or economics improve, Canada Southern may revisit this decision.

During the six months ended June 30, 2004, Canada Southern expended $2,055,000 on capital additions.  During the remainder of 2004, further capital expenditures for land, seismic, drilling, workovers, equipment, and other activities are expected to be approximately $10,000,000. A summary of capital expenditures for the three and six months ended June 30, 2004, by area, is as follows:

Capital Expenditures ($000’s)

	Three Months Ended June 30, 2004
	Land	Seismic	Drilling	Completions	Facilities/ equipment	Total
Mike/Hazel	-	67	-	-	-	67
Siphon	2	(4)	5	371	-	374
Buick Creek	-	-	(43)	34	35	26
40 Mile Coulee	2	-	-	5	-	7
Clarke Lake	-	-	-	-	131	131
Kotaneelee	4	124	-	-	-	128
Others	-	36	-	-	1	37
Total	8	223	(38)	410	167	770

	Six Months Ended June 30, 2004
	Land	Seismic	Drilling	Completions	Facilities/ equipment	Total
Mike/Hazel	4	667	-	-	-	671
Siphon	263	1	(3)	597	-	858
Buick Creek	2	-	64	34	35	135
40 Mile Coulee	11	14	-	5	-	30
Clarke Lake	-	-	-	-	133	133
Kotaneelee	4	180	-	-	-	184
Others	2	36	-	6	-	44
Total	286	898	61	642	168	2,055

In the near term, Canada Southern expects to rely on internally generated cash flows and current cash on hand to fund the Company’s annual capital expenditure program.

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

Effective January 1, 2004, the Company has adopted the new Canadian Institute of Chartered Accountants (CICA) Accounting Guideline AcG-16 “Oil and Gas Accounting – Full Cost”.  Under the new guideline, cash flows used in the ceiling test calculation are estimated using expected future product prices and costs.  Prior to adopting this new standard, constant dollar pricing was used to test impairment.  There is no impact on the Company’s reported financial results for the first six months of 2004 as a result of adopting this guideline.

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

The passage of time provides additional qualitative information regarding the Company’s reserves that could result in reserve revisions.  Significant decreases in proven reserves or product pricing could result in a full cost ceiling test writedown.

Significant changes in proven reserves will also impact the calculation of depletion.

Asset retirement obligations

The determination of the amount of asset retirement obligations, asset retirement costs, reclamation, and other similar activities is subject to the use of significant estimates and assumptions.  Such estimates include major items such as the remaining economic reserve life of a property as discussed above, the timing of abandonment, the costs related to the abandonment, and others.  Significant changes in any of the assumptions could alter the amount of asset retirement obligations and related accretion and depletion.

Effective January 1, 2004, the Company retroactively adopted the CICA new standard for accounting for asset retirement obligations. This standard requires that the fair value of the legal obligation associated with the retirement and reclamation of tangible long-lived assets be recorded when the obligation is incurred, with a corresponding increase to the carrying amount of the related assets. This corresponding increase to capitalized costs is amortized to earnings on a basis consistent with depreciation, depletion, and amortization of the underlying assets. Subsequent changes in the estimated

Critical Accounting Policies (Cont’d)

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

For U.S. GAAP reporting purposes, the Company has elected to adopt the fair value expense recognition provisions of Financial Accounting Standard (FAS) 123 “Accounting for Stock-based Compensation” and has reported using the modified prospective method.  This method provides prospective expense recognition for all new awards and the unvested portion of awards granted subsequent to January 1, 1995.

Revenue recognition

Revenue under carried interest agreements is recorded in the period when the net proceeds become receivable and measurable and collection is reasonably assured.  Under the carried interest agreements Canada Southern receives oil and natural gas revenues net of operating and capital costs incurred by the working interest participants.  The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator.  As a result, reported net revenues may lag the production month by one or more months.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Canada Southern does not have any significant exposure to financial market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At June 30, 2004, the carrying value of such investments (including those classified as cash and cash equivalents) was $39,883,797, which was approximately equal to the fair value and face value of the investments.

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

To ensure capital preservation, Canada Southern’s investment policy allows only for investments within the highest quality ratings of R-1 (high, mid, or low).  Given that credit ratings can change rapidly, Canada Southern’s current practice is to invest in a particular investment for periods no longer than 90 days.  As a result of the strategy to select high quality investments in combination with short terms to maturity, Canada Southern expects to hold the investments to maturity, and realize maturity value.

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At June 30, 2004, the U.S. dollar investments totaled $1,881,593 (U.S. $1,398,642) (December 31, 2003 - $2,067,193; U.S. $1,596,781).

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer (collectively the “Executives”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of June 30, 2004. Based on this evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission ("SEC") reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company and its consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

The Company believes it has no further material exposure regarding this matter.

Item 4.

Submission of Matters to a Vote of Security Holders

(a)

On June 15, 2004, the Company held its Annual General Meeting of Shareholders.

(b)

Mr. John W.A. McDonald was elected a director of the Company for a five year term expiring at the 2009 Annual General Meeting.  The vote was as follows:

For

225,272

Withheld

10,072

Votes cast for Robert Skaff Jr.

1,000

(c)

The firm of Ernst & Young LLP was appointed as the Company’s independent auditors for the year ending December 31, 2004.  The vote was as follows:

For

220,466

Against

8,957

Abstain

5,920

Item 5.

Other Information

As previously reported, the Company’s Board of Directors has directed its Corporate Governance and Nominating Committee to carry out a thorough review of the Company’s Articles of Association and Articles of Continuance, with a view to updating the governance of the Company.  This review, being led by Messrs. Richard McGinity and Myron Kanik, has been ongoing since May 2004.  The review includes all aspects of the Company’s Articles, including but not limited to the Company’s Nova Scotia domicile; share voting restrictions; Board structure, qualifications, compensation and incentives; shareholder proposals and related matters.  The review is expected to culminate in the calling of a Special Meeting of the shareholders to consider specific changes which will be recommended by the Board of Directors.  The Company currently anticipates that the Special Meeting will be called for in the fourth quarter of 2004.

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

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  August 10, 2004

  by /s/ John W. A. McDonald

John W. A. McDonald

President and Chief Executive Officer