Form 10-Q
period 2004-09-30
CANADA SOUTHERN PETROLEUM LTD
filed 2004-11-12
CIK 16804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

.............................................................................................................

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

Limited Voting Shares, par value $1.00 (Canadian) per share 14,417,770 shares outstanding as of November 8, 2004.

CANADA SOUTHERN PETROLEUM LTD.

FORM 10-Q

September 30, 2004

Table of Contents

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in Canadian dollars)

(unaudited)

	September 30,	December 31,
	2004	2003(1)
		restated (note 2)
Assets

Current assets
Cash and cash equivalents (note 3)	$ 40,422,081	$ 49,082,386
Accounts receivable (note 4)	3,161,189	3,138,465
Other assets	482,246	400,643
Total current assets	44,065,516	52,621,494

Oil and gas properties and equipment, net (full cost method)	12,096,237	9,420,903

Total assets	$ 56,161,753	$ 62,042,397

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$ 976,033	$ 2,947,763
Accrued liabilities (note 5)	2,808,285	1,709,889
Accrued income taxes payable	1,494,419	9,752,303
Total current liabilities	5,278,737	14,409,955

Future income tax liability	2,625,864	2,221,864
Asset retirement obligations (note 6)	2,615,768	2,436,986
Total liabilities	10,520,369	19,068,805

Contingencies (note 7)

Shareholders’ Equity (note 8)
Limited Voting Shares, par value $1 per share
Authorized –100,000,000 shares
Outstanding –14,417,770 shares	14,417,770	14,417,770
Contributed surplus	28,674,051	28,177,451
Total capital	43,091,821	42,595,221
Retained earnings	2,549,563	378,371
Total shareholders’ equity	45,641,384	42,973,592

Total liabilities and shareholders’ equity	$ 56,161,753	$ 62,042,397

(1)  The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND RETAINED EARNINGS (DEFICIT)

(Expressed in Canadian dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated (note 2)		restated (note 2)
Revenues:
Natural gas sales	$3,022,585	$689,642	$5,734,203	$ 2,474,564
Oil and liquid sales	78,922	66,101	220,382	229,615
Proceeds from carried interests	5,786	1,442,593	3,481,580	7,420,792
Interest and other income	203,729	165,182	986,644	486,409
Total revenues	3,311,022	2,363,518	10,422,809	10,611,380

Costs and expenses:
General and administrative	788,846	1,039,126	2,438,495	2,222,142
Lease operating costs	383,297	197,694	1,044,718	877,299
Depletion, depreciation and amortization	796,000	432,644	2,418,000	1,470,424
Asset retirement obligations accretion expense	60,000	28,645	180,000	60,303
Stock option expense	229,500	4,155	496,600	199,645
Foreign exchange (gain) loss	105,439	(14,648)	9,804	422,166
Total costs and expenses	2,363,082	1,687,616	6,587,617	5,251,979
	947,940	675,902	3,835,192	5,359,401
Settlement of litigation (note 7)	-	23,727,078	-	23,727,078
Income before income taxes	947,940	24,402,980	3,835,192	29,086,479
Income taxes (note 9)	(503,000)	(9,546,284)	(1,664,000)	(11,546,242)

Net Income	444,940	14,856,696	2,171,192	17,540,237

Retained earnings (deficit) - beginning of period	2,104,623	(13,988,206)	378,371	(16,671,747)
Retained earnings - end of period	$ 2,549,563	$868,490	$ 2,549,563	$868,490

Net income per share: (note 10)
Basic	$0.03	$1.03	$0.15	$1.22
Diluted	$0.03	$1.03	$0.15	$1.22

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,425,599	14,431,766	14,421,472	14,423,368

See accompanying notes.

CANADA SOUTHERN PETROLEUM LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in Canadian dollars)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated (note 2)		restated (note 2)
Cash flows from operating activities:
Net income	$ 444,940	$14,856,696	$ 2,171,192	$17,540,237

Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depletion depreciation, and amortization	796,000	1,970,644	2,418,000	3,008,424
Future income tax expense (recovery)	39,000	(873,716)	404,000	576,242
Asset retirement obligations accretion expense	60,000	28,645	180,000	60,303
Asset retirement expenditures	(339)	(3,070)	(1,218)	(169,023)
Stock option expense	229,500	4,155	496,600	199,645
Funds provided from operations	1,569,101	15,983,354	5,668,574	21,215,828

Change in current assets and liabilities:
Settlement receivable	-	(26,157,030)	-	(26,157,030)
Accounts receivable	(929,146)	1,068,841	(22,724)	575,202
Other assets	(198,137)	(475,137)	(81,603)	(332,021)
Accounts payable	96,608	32,172	(1,971,730)	(164,557)
Accrued liabilities	2,148,333	(1,582,225)	1,098,396	(396,910)
Accrued income taxes payable	889,416	10,821,303	(8,257,884)	10,821,303
Net cash provided from (used in) operations	3,576,175	(308,722)	(3,566,971)	5,561,815

Cash flows used in investing activities:
Additions to oil and gas properties	(3,037,892)	(189,150)	(5,093,334)	(1,281,768)
Net cash used in investing activities	(3,037,892)	(189,150)	(5,093,334)	(1,281,768)

Increase (decrease) in cash and cash equivalents	538,283	(497,872)	(8,660,305)	4,280,047
Cash and cash equivalents at the beginning of period	39,883,798	24,232,372	49,082,386	19,454,453

Cash and cash equivalents at the end of period	$ 40,422,081	$ 23,734,500	$ 40,422,081	$ 23,734,500

See accompanying notes.

Item 1.

Notes to Consolidated Financial Statements (unaudited)

1.

Basis of presentation

The accompanying unaudited interim consolidated financial statements, including the accounts of Canada Southern Petroleum Ltd. (“Canada Southern” or “the Company”) and its wholly-owned subsidiaries, Canpet Inc. and C.S. Petroleum Limited, have been prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”).  These financial statements have been prepared following the same accounting policies and methods of computation as the annual audited consolidated financial statements for the year ended December 31, 2003, except for those changes in accounting policies described in Note 2.  The effect of differences between these principles and accounting principles generally accepted in the United States (“U.S. GAAP”) is discussed in Note 13.  These financial statements conform in all material respects with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation and of normal recurring nature have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

(c)

Full cost accounting

The Company has adopted the new CICA Accounting Guideline AcG-16 “Oil and Gas Accounting – Full Cost”.  Under the new guideline, cash flows used in the ceiling test calculation are estimated using expected future product prices and costs.  Prior to adopting this new standard, constant dollar pricing was used to test impairment.  There is no impact on the Company’s reported financial results for the first nine months of 2004 as a result of adopting this guideline.

2.

Changes in accounting policies (cont’d)

The adjustments required to the December 31, 2003 consolidated balance sheet to implement these changes in accounting are as follows:

	See Note	As previously reported	Adjustments	As restated
Oil and gas properties and equipment	2a	$8,906,029	$ 514,874	$9,420,903
Future income tax liability	2a	2,096,000	125,864	2,221,864
Asset retirement obligations	2a	2,223,078	213,908	2,436,986
Contributed surplus	2b	27,271,833	905,618	28,177,451
Retained earnings	2a	1,108,887	175,102
	2b		(905,618)	378,371

The adjustments to the consolidated income statement for the three months ended September 30, 2003 are as follows:

	See Note	As previously reported	Adjustments	As restated
Depletion, depreciation and amortization	2a	$ 413,517	$ 19,127	$ 432,644
Future site restoration costs	2a	53,000	(53,000)	-
Asset retirement obligations accretion expense	2a	-	28,645	28,645
Stock option expense	2b	-	4,155	4,155
Income taxes	2a	9,544,000	2,284	9,546,284
Net income	2a,b	14,857,907	(1,211)	14,856,696
Net income per share
Basic	2a,b	$1.03	$(0.00)	$1.03
Diluted	2a,b	$1.03	$(0.00)	$1.03

The adjustments to the consolidated income statement for the nine months ended September 30, 2003 are as follows:

	See Note	As previously reported	Adjustments	As restated
Depletion, depreciation and amortization	2a	$ 1,413,043	$ 57,381	$ 1,470,424
Future site restoration costs	2a	148,000	(148,000)	-
Asset retirement obligations accretion expense	2a	-	60,303	60,303
Stock option expense	2b	-	199,645	199,645
Income taxes	2a	11,533,000	13,242	11,546,242
Net income	2a,b	17,722,808	(182,571)	17,540,237
Net income per share
Basic	2a,b	$1.23	$(0.01)	$1.22
Diluted	2a,b	$1.23	$(0.01)	$1.22

3.

Cash and cash equivalents

Canada Southern considers all highly liquid short-term investments with maturities of three months or less at date of acquisition to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value due to their short-term nature.

	September 30,	December 31,
	2004	2003
Cash	$ 155,174	$ 164,036
Canadian marketable securities (Yield: 2004 – 2.3%, 2003 – 2.8%)	39,001,058	46,851,157
U.S. marketable securities (Yield: 2004 – 1.7%, 2003 –1.2%)	1,265,849	2,067,193
Total	$ 40,422,081	$ 49,082,386

4.

Accounts receivable

Accounts receivable is comprised mainly of accounts from various industry partners in the Company’s oil and gas properties as follows:

	September 30,	December 31,
	2004	2003
Kotaneelee partners	$ 1,742,295	$ 2,083,278
Samson Canada Ltd.	829,831	401,517
Progress Energy Ltd.	164,300	85,217
Anadarko Canada	89,347	37,993
Others	335,416	530,460
Total	$ 3,161,189	$ 3,138,465

The Kotaneelee partners are BP Canada Energy Company, Devon Canada, Imperial Oil Resources, and ExxonMobil Canada Properties.

5.

Accrued liabilities

Accrued liabilities are as follows:

	September 30,	December 31,
	2004	2003
Capital expenditures	$ 1,816,300	$ 112,300
Royalties	582,365	355,800
Operating costs	220,062	56,763
Accounting and legal expenses	80,751	76,473
Audit fees	64,800	40,000
Independent reserves evaluator fees	40,197	36,200
Directors’ compensation	3,810	32,353
Contingent interests settlement	-	1,000,000
Total	$ 2,808,285	$ 1,709,889

6.

Asset retirement obligations

Details of asset retirement obligations for the period are as follows:

	Nine months ended September 30,	Year ended December 31,
	2004	2003
		restated (see note 2)
Balance - beginning of period	$ 2,436,986	$ 785,886
Asset retirement obligations accretion expense	180,000	285,000
Liabilities arising from the Kotaneelee settlement	-	1,538,000
Asset retirement expenditures	(1,218)	(171,900)
Balance - end of period	$ 2,615,768	$ 2,436,986

The total undiscounted amount of the cash flows required to settle the Company’s asset retirement obligation is estimated to be $3,940,000.  The estimated cash flows have been discounted using credit-adjusted risk-free interest rates ranging from 7% to 11%.  These payments are expected to be incurred between the years 2005 and 2022.

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

In the third quarter of 2003, the Company realized a gross pre-income tax amount of $23,727,000 (see contingent interest litigation discussion below) in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constituted taxable income for Canadian income tax purposes upon receipt by the Company.

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

In September 2004, Canada Southern settled with certain former-employee contingent interest holders for $48,000.

The Company believes it has no further material exposure regarding this matter.

8.

Limited voting shares and stock options

Summary of Options Outstanding at September 30, 2004

Year Granted	Expiration Dates	Total	Exercisable	Option Prices
2001	Nov 2006	45,000	45,000	$ 6.81
2002	Jan 2007	100,000	100,000	$ 7.53
2002	Apr 2007	50,000	50,000	$ 6.81
2003	Dec 2008	30,000	-	$ 6.97
2004	Mar 2009	30,000	-	$ 6.89
2004	Apr 2009	100,000	-	$ 6.21
2004	Jun 2009	50,000	50,000	$ 5.80
2004	Sep 2009	50,000	50,000	$ 5.94
Total – September 30, 2004		455,000	295,000	Average $6.65

Options Reserved for Future Grants		442,834

On January 28, 2004, 322,700 previously granted stock options, with an exercise price of $7.00 per share, expired without exercise.

During March 2004, an employee of the Company was granted a five-year option to purchase 30,000 shares at $6.89 per share.  The options vest over a two-year period. On April 1, 2004, the Company’s President and Chief Executive Officer was granted a five-year option to purchase 100,000 shares at $6.21 per share.  One-half of these options vest on April 1, 2005, with the remaining options vesting on April 1, 2006.  On June 3, 2004, a director of the Company was granted a five-year option, vesting immediately, to purchase 50,000 shares at $5.80 per share.  On August 23, 2004, in conjunction with the resignation of a director, 50,000 stock options expired with a price of $6.58.  On September 16, 2004, a director of the Company was granted a five-year option, vesting immediately, to purchase 50,000 shares at $5.94 per share.

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

Under the Black-Scholes option pricing model, the average fair value of the stock options issued in the years 2002, 2003 and the nine month period ended September 30, 2004 were $3.98, $3.65 and $3.32 per option, respectively.

9.

Income taxes

At September 30, 2004, the Company had no unused net operating losses for Canadian income tax purposes which are available to be carried forward to future periods.  The components of income tax for the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		Restated (see note 2)		Restated (see note 2)
Current income tax	$ 464,000	$ (876,000)	$1,260,000	$ 563,000
Future income tax	39,000	10,422,284	404,000	10,983,242
Total	$ 503,000	$ 9,546,284	$1,664,000	$ 11,546,242

Cash taxes paid	$ -	$ 45,000	$9,943,300	$ 125,000

10.

Per share amounts

Basic per share amounts are calculated using the weighted-average number of shares outstanding during the period.

The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments.  Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share.

In computing diluted earnings per share, 7,829 (2003 – 13,996) shares were added to the 14,417,770 (2003 – 14,417,770) basic weighted-average number of shares outstanding during the three-month period ended September 30, 2004.  3,702 (2003 – 5,598) shares were added to the 14,417,770 (2003 – 14,417,770) basic weighted-average number of shares outstanding during the nine-month period ended September 30, 2004.

11.

Capital commitments

Canada Southern has a remaining capital commitment with respect to all of the drilling costs in relation to the Kotaneelee L-38 well.  Remaining costs are currently expected to be approximately $2,470,000.  The Company has also entered into a capital commitment of an estimated $2,200,000 to drill a well in northeast British Columbia during the 2004/2005 winter drilling season.

12.

Measurement uncertainty

The amounts recorded for depletion, depreciation and amortization of oil and gas properties and equipment, the asset retirement obligations and the ceiling test calculation are based on estimates of proven reserves, production rates, oil and natural gas prices, future costs and other relevant assumptions.  By their nature, these estimates are subject to measurement uncertainty and the effect on the interim consolidated financial statements of changes in such estimates in the future periods could be significant.

13.

U.S. GAAP differences

The reconciliation of net income between Canadian and U.S. GAAP is summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated		restated
Net income - Canadian GAAP	$444,940	$14,856,696	$2,171,192	$17,540,237
Stock option expense (c)	-	4,155	-	199,645
Future income taxes (b)	-	55,000	-	(130,000)
Cumulative effect of change in accounting policy (d)	-	-	-	68,231
Net income - U.S. GAAP	444,940	14,915,851	2,171,192	17,678,113
Change in value of available for sale securities (a)	(18,209)	22,018	25,865	35,733
Other comprehensive income	$426,731	$14,937,869	$2,197,057	$17,713,846

U.S. GAAP - net income per share
Basic	$0.03	$1.04	$0.15	$1.23
Diluted	$0.03	$1.04	$0.15	$1.23

Average number of shares outstanding:
Basic	14,417,770	14,417,770	14,417,770	14,417,770
Diluted	14,425,599	14,431,766	14,421,472	14,423,368

13.

U.S. GAAP differences (Cont’d)

The balance sheet information for the Canadian and U.S. GAAP differences is summarized in the table below:

	September 30, 2004		December 31, 2003
	Canadian GAAP	U.S. GAAP	Canadian GAAP	U.S. GAAP
			restated

Current assets (a)	$44,065,516	$44,181,645	$52,621,494	$52,704,463
Oil and gas properties and equipment	12,096,237	12,096,237	9,420,903	9,420,903
	$56,161,753	$56,277,882	$62,042,397	$62,125,366

Current liabilities	$ 5,278,737	$5,278,737	$14,409,955	$14,409,955
Future income tax liability (a)(b)	2,625,864	2,638,555	2,221,864	2,227,260
Asset retirement obligations (d)	2,615,768	2,615,768	2,436,986	2,436,986
Total capital (c)	43,091,821	42,186,023	42,595,221	41,689,423
Retained earnings (b)(c)	2,549,563	3,455,361	378,371	1,284,169
Accumulated other comprehensive income (a)	-	103,438	-	77,573
	$56,161,753	$56,277,882	$62,042,397	$62,125,366

(a)  Other comprehensive income

Classifications within other comprehensive income relate to unrealized gains (losses) on certain investments in equity securities.  During 1998, the Company wrote down the value of its interest in the Tapia Canyon, California heavy oil project to a nominal value.  During August 1999, the project was sold and the Company received shares of stock in the purchaser. The purchaser has become a public company (Sefton Resources, Inc), which is listed on the London Stock Exchange (trading symbol “SER”).  At September 30, 2004, the Company owned approximately 1% of Sefton Resources, Inc. (“Sefton”) with a fair market value of $116,129 (December 31, 2003 - $82,969) and a carrying value of $1.00.

Under U.S. GAAP, the Sefton shares would be classified as available-for-sale securities and recorded at fair value at September 30, 2004.  This would result in other comprehensive income or loss for the three and nine-month periods ended September 30, 2004 and 2003.  In addition, the consolidated balance sheet would reflect Marketable Securities in the amount of $116,129 (December 31, 2003 - $82,969) with a corresponding credit (net of income tax of $12,691; 2003: $5,396) to Shareholders’ Equity - Accumulated other comprehensive income.

(b)  Future income taxes

Under Canadian GAAP, the benefits of substantively enacted income tax rate reductions can be recorded, however, under FAS 109 the benefits attributable to income tax rate changes can only be recorded when such changes are enacted.

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

(d)  FASB Statement No. 143 “Accounting for Asset Retirement Obligations”

On January 1, 2004, the Company retroactively adopted new asset retirement obligations as discussed in Note 2(a).  The impact of adopting this standard for U.S. GAAP as at January 1, 2003 is presented as a credit to earnings representing the cumulative effect of the change in accounting policy.

Item 1.

Supplementary Oil and Gas Data (unaudited)

	Nine-month period ended September 30,
Total Sales Volumes (before royalties)	2004	2003	Change	% Change

Natural gas (mcf)	1,174,603	534,248	640,355	120%
Oil and liquids (bbls)	7,776	7,700	76	1%

Carried interest (mcf)	765,278	1,694,506	(929,228)	(55%)
Carried interest (bbls)	125	99	26	26%

boe (6 mcf = 1 boe)	331,214	379,258	(48,044)	(13%)
boe per day	1,209	1,389	(180)	(13%)

mcfe (1 bbl = 6 mcfe)	1,987,287	2,275,548	(288,261)	(13%)
mcfe per day	7,253	8,335	(1,082)	(13%)

Sales mix:

Natural gas (mcf)	98%	98%	-	-
Oil and natural gas liquids (mcfe)	2%	2%	-	-

Netback analysis for working and royalty interest sales:
Working and royalty interests (per mcfe)
Sales	$5.80	$ 6.13	(.33)	(5%)
Royalties	(.92)	(1.47)	.55	(37%)
Net Sales	4.88	4.66	.22	5%
Lease operating expenses	(.86)	(1.51)	.65	(43%)
Field netback	$4.02	$ 3.15	.87	28%

Netback analysis for carried interest sales:

Carried interests (per mcfe)
Sales	$5.83	$ 6.07	(.24)	(4%)
Royalties	(.62)	(.78)	.16	(21%)
Transportation	(.37)	(.55)	.18	(33%)
Net Sales	4.84	4.74	.10	2%
Lease operating expenses	(.29)	(.36)	.07	(19%)
Carried interest capital	-	-	-	-
Field netback	$4.55	$ 4.38	.17	4%

Definition of Terms
boe = barrel of oil equivalent	mcfe = thousand cubic feet equivalent
mcf = thousand cubic feet of natural gas	bbl = barrel of oil

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

Statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Canada Southern cautions readers that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.  Among these risks and uncertainties are uncertainties as to the pricing, production levels and costs from the properties in which Canada Southern has interests and the extent of the recoverable reserves at those properties, and the significant costs associated with the exploration and development of the properties in which the Company has interests, particularly the Kotaneelee field.  The Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.  The Company does caution, however, that results in 2004 will be significantly lower than in 2003, which were favorably affected by settlement of the Kotaneelee litigation.

Results of Operations

A quarterly comparison of total revenues, net income and earnings per share is as follows:

	Quarter ended,
	2004			2003 restated(1)				2002 restated(1)
($000's, except per share amounts)	3Q	2Q	1Q	4Q	3Q	2Q	1Q	4Q

Total Revenues	3,311	3,642	3,470	2,571	2,364	4,106	4,142	2,816
Settlement of litigation	-	-	-	(1,000)	23,727	-	-	-
Net income/(loss)	445	570	1,156	(527)	14,857	1,370	1,313	876

Net income (loss) per share:
Basic	0.03	0.04	0.08	(0.04)	1.03	0.10	0.09	0.06
Diluted	0.03	0.04	0.08	(0.04)	1.03	0.10	0.09	0.06

(1)  Certain figures relating to the three and nine-month periods ended September 30, 2003 have been restated to reflect the adoption of certain accounting policies, as set out in Note 2 to the interim consolidated financial statements.

Three and nine months ended September 30, 2004 vs. September 30, 2003

Net income for the three months ended September 30, 2004 was $445,000, or $0.03 per share, compared to $14,857,000, or $1.03 per share, for the third quarter last year.  For the nine months ended September 30, net income was $2,171,000, or $0.15 per share and $17,540,000, or $1.22 per share, for 2004 and 2003, respectively.  The decrease is primarily attributable to the impact of the one-time settlement of the Kotaneelee litigation in the third quarter of 2003.  In addition, declining production volumes together with volatility in natural gas prices, higher depletion, depreciation, and amortization costs, higher lease operating costs, and increased general and administrative expenses also contributed to the decrease.

A comparison of revenues, costs and expenses, net income and earnings per share for the three and nine months ended 2004 and 2003 is as follows:

	Three months ended September 30,			Nine months ended September 30,
($000’s, except per share amounts)	2004	2003	Change	2004	2003	Change
		restated(1)			restated(1)
Revenues	3,311	2,364	947	10,423	10,611	(188)
Costs and expenses	(2,363)	(1,688)	(675)	(6,588)	(5,252)	(1,336)
Settlement of litigation	-	23,727	(23,727)	-	23,727	(23,727)
Income tax provision	(503)	(9,546)	9,043	(1,664)	(11,546)	9,882
Net income	445	14,857	(14,412)	2,171	17,540	(15,369)

Net income per share:
Basic	0.03	1.03	(1.00)	0.15	1.22	(1.07)
Diluted	0.03	1.03	(1.00)	0.15	1.22	(1.07)

(1)  Certain figures relating to the three and nine-month periods ended September 30, 2003 have been restated to reflect the adoption of certain accounting policies, as set out in Note 2 to the interim consolidated financial statements.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

Sales volumes continue to decrease from existing producing properties as expected due to natural production declines.  For the three months ended September 30, 2004, total volumes were down 4% to 1,103 barrels of oil equivalent per day (boe/d) from the 1,145 boe/d recorded in the same period last year.  For the nine-month period ended September 30, volumes declined 13% year-over-year from 1,389 boe/d in 2003 to 1,209 boe/d in 2004.  Kotaneelee sales volumes represent 61% of the Company’s total sales volumes during the third quarter of 2004 versus 70% in the comparable period of 2003. While Kotaneelee sales volumes declined by 24% year-over-year, this decline was partially offset by production gains at the Town, Siphon, Wargen, and Clarke Lake properties.

This third quarter report continues the transition away from reporting working interest revenues separate from carried interest revenues.  Since the conversion of the Kotaneelee property from a carried interest to a working interest effective May 1, 2004, carried interest revenues have virtually stopped.  As such, year-over-year and quarter-over-quarter comparisons of carried interest and working interest revenues as individual items have become less meaningful.  While the Company has determined it to be meaningful to include the individual tables and analysis in this third quarter 2004 report, it may migrate away from them in its future periodic reports.

Sales Volumes by Area (before royalty)
	Three months ended September 30,
	2004				2003
	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)

Kotaneelee	-	4,038	-	673	-	4,840	-	806
Buick Creek	-	997	17	184	2	994	14	183
Town	1	452	1	77	-	62	1	11
Siphon	-	491	3	85	-	360	4	64
Wargen	-	296	5	54	-	279	4	50
Clarke Lake	-	157	-	26	-	178	-	30
Ekwan	-	16	-	3	-	-	-	-
Other	1	5	(1)	1	-	5	1	1
	2	6,452	25	1,103	2	6,718	24	1,145

	Nine months ended September 30,
	2004				2003
	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)	Oil (bbls/d)	Gas (mcf/d)	NGL (bbls/d)	Total (boe/d)

Kotaneelee	-	4,683	-	782	-	6,205	-	1,034
Buick Creek	1	995	17	183	2	1,065	18	197
Town	1	444	1	75	-	58	-	10
Siphon	-	408	3	71	-	368	4	66
Wargen	-	303	6	57	-	287	5	53
Clarke Lake	-	217	-	36	-	165	-	27
Ekwan	-	24	-	4	-	9	-	1
Other	1	6	-	1	-	7	-	1
	3	7,080	27	1,209	2	8,164	27	1,389

Impact of Conversion of Kotaneelee to a Working Interest.  Effective May 1, 2004, the Company converted its 30.67% carried interest in the Kotaneelee field to a corresponding 30.67% working interest.  Although the conversion has no impact on the aggregate amounts of the Company’s share of field production and related field operating cash flow, the conversion has financial statement disclosure implications as discussed below.

Proceeds from carried interests decreased significantly from 2003 to 2004 and revenue from natural gas sales increased significantly during the same period.  These changes are due to conversion of Kotaneelee to a working interest during the second quarter of 2004.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

Proceeds from carried interests represent passive net investment income in a net cash flow stream, and appropriately are recorded after the reduction of all royalties, lease operating costs and capital expenditures.  The conversion to a working interest at Kotaneelee and certain of its other properties represents a decision by the Company toward direct management of its oil and gas assets.

As the majority of the Company’s carried interest revenue (prior to conversion) related to Kotaneelee, future carried interest revenue will decrease significantly.  Subsequent to May 1, 2004, sales (net of royalties) from the Kotaneelee field are being reported as natural gas sales, and related operating costs for Kotaneelee are being included in expenses under the caption “lease operating costs”.  As a result, natural gas sales and lease operating expenses will increase significantly over comparable periods.

Future capital expenditures for Kotaneelee are no longer a deduction from carried interest revenue but are instead recorded as capital asset additions on the Company’s balance sheet.

Kotaneelee Production.  Gross Kotaneelee well production for the month of September 2004 was 4.7 Mmcf per day from the B-38 well and 10.7 Mmcf per day from the I-48 well compared to 9.0 Mmcf per day from B-38 and 14.8 Mmcf per day for I-48 in September 2003.

Natural gas sales from the Kotaneelee field are approximately 78% of total monthly production due to shrinkage and fuel gas requirements.

Water production has increased since 2001.  The operator improved the water handling capabilities of the surface equipment during the first quarter of 2002.  Gross water production for the month of September 2004 was 1,346 bbls per day from the B-38 well and 632 bbls per day from the I-48 well, compared with 1,514 bbls per day for B-38 and 183 bbls per day for I-48 in September 2003.  Water production continues to increase and water handling capacity continues to be a concern.  Natural gas production continues to decline as the reservoir pressure declines.  Water production will at some point become a constraining factor on gas production.

In an effort to extend the producing life of the B-38 well and to be able to lift the increasing amount of water, the operator investigated the installation of either a smaller diameter tubing string or installing a siphon string in the wellbore.  Canada Southern participated to the extent of its working interest in the operation in diagnosing the condition of the existing well’s tubing string.  The condition of this down-hole equipment was determined to be acceptable for the installation of the less expensive siphon string.  The decision to proceed with the installation of the siphon string has been temporarily deferred by the operator.  Based on the current gas flow rates and water influx, the operator estimates that the siphon string will not be required until the first quarter of 2005.  This timing takes advantage of easier equipment access to the property via winter ice roads.  If the installation is successful, the economic life of B-38 should be extended.

Current drilling activity in the Kotaneelee field, if successful, may further extend the life of the field.

Notwithstanding the above, with the continuing decline of reservoir pressure and increase of water influx, there still is uncertainty with predicting the remaining economic life of the existing producing wells, their associated production profiles and the extent to which these wells will be able to access proven developed reserves.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

Production from the Kotaneelee field during the nine months ended September 30, 2004, compared to 2003 is as follows:

	Gas Production		Water Production
	2004	2003	2004	2003
	(Mmcf/d)	(Mmcf/d)	(Bbls/d)	(Bbls/d)
January	21.3	30.8	1,641	1,336
February	21.0	30.6	1,685	1,434
March	20.4	29.3	1,744	1,417
April	20.3	27.8	1,814	1,452
May	19.6	26.4	1,885	1,452
June	19.0	21.7	1,952	1,476
July	18.2	16.1	2,052	1,142
August	15.9	25.2	1,741	1,549
September	15.4	23.8	1,978	1,697

Natural Gas Sales.  Natural gas revenue from working and royalty interest properties increased 338% to $3,023,000 in the third quarter of 2004 from $690,000 in the third quarter of 2003.  There was a 242% increase in the working interest volumes sold and an 11% increase in the average sales price of working interest sales.  The conversion of Kotaneelee to a working interest effective May 1, 2004 was the major component for both the volume and revenue increases.  Natural gas sales include royalty income, which increased by 285% from $73,000 to $280,000.  Royalty volumes sold increased by 268% and the natural gas royalty sales price increased 5% when compared with the third quarter of 2003.  The increase in royalty volumes is attributable to production from new wells in the Town area of northeast British Columbia.

For the nine-month period ended September 30, 2004, working and royalty interest natural gas sales revenue increased 132% to $5,734,000 from $2,475,000 during the same period in 2003.  Working interest volumes were up 108% and royalty interest volumes were up 312% over the same nine-month period of 2003.  The conversion of Kotaneelee to a working interest effective May 1, 2004 was a major component for both the volume and revenue increases.  The average price received for natural gas working interest volumes was 5% lower, or $5.76 per mcf, for the first nine months of 2004 compared to the $6.07 per mcf received for the same period in 2003.  Correspondingly, the average price received for natural gas interest royalty volumes was 12% lower during the same period in 2004.

Natural gas royalty expense was significantly higher in the third quarter of 2004 at $518,000, or 16% of natural gas working interest sales, compared to $241,000, or 28% of natural gas working interest sales, in the third quarter of last year.  The increase in absolute amount of royalties and the decrease in the percentage was a direct result of the Kotaneelee royalty expense being included in working interest royalty expense subsequent to conversion. Prior to conversion of the Kotaneelee carried interest to a working interest, the royalty expense for that property was recorded as a reduction of carried interest gas sales.  Royalty expense at Kotaneelee is at a lower percentage rate (of revenue) than the rates at the Company’s other properties.

For the nine months ended September 30, 2004, natural gas royalty expense was $1,064,000, or 18% of natural gas working interest sales, compared to $792,000, or 28% of natural gas working interest sales in the same period of 2003.  The increase in amount and reduction of percentage was a direct result of the conversion to a working interest at Kotaneelee.

On November 1, 2004, further to the decision toward direct management of its oil and gas assets, Canada Southern commenced taking its Kotaneelee production in-kind, rather than having its partners market its share of field production.  This change enables the Company to collect its revenue more promptly than under the old method.  As a result, the Company expects that it will record four months of net sales revenue for the Kotaneelee property during the fourth quarter of 2004.  The additional one month of revenue recognition is expected to increase fourth quarter earnings and is considered to be a one-time event.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

Working interest and royalty volumes in thousand cubic feet (mcf) (before deducting royalties) and the average price of natural gas per mcf sold during the periods indicated were as follows:

Proceeds from Natural Gas Sales
	Three months ended September 30,
	2004			2003
	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)
Natural gas sales	549,615	5.93	3,261	160,738	5.34	858
Royalty income	43,822	6.38	280	11,909	6.10	73
Royalty expense	-		(518)	-		(241)
Total	593,437		3,023	172,647		690

	Nine months ended September 30,
	2004			2003
	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)	Volume (mcf)	Average price ($ per mcf)	Total ($000’s)
Natural gas sales	1,044,187	5.76	6,014	502,597	6.07	3,051
Royalty income	130,416	6.01	784	31,651	6.82	216
Royalty expense	-		(1,064)	-		(792)
Total	1,174,603		5,734	534,248		2,475

Oil and Liquid Sales.  Oil and natural gas liquid sales from working and royalty interests increased by 19% in the third quarter of 2004 to $79,000 compared to $66,000 in the third quarter of 2003.

For the nine-month period ended September 30, 2004, oil and natural gas liquid sales from working and royalty interests were 4% lower, at $220,000 compared to $230,000 in 2003.  Approximately 95% of the Company’s liquids sales are derived from natural gas liquids.  Canada Southern sells an insignificant amount of oil and natural gas liquid sales in relation to its natural gas sales.  As a result, the Company currently does not participate in the benefits of the recent record levels of crude oil prices.

Liquid volumes in barrels (bbls) (before deducting royalties) and the average price per barrel sold during the periods indicated were as follows:

Proceeds from Oil and Liquids Sales
	Three months ended September 30,
	2004			2003
	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)
Natural gas liquid sales	2,548	41.38	105	2,198	34.34	75
Royalty income	1	-	(7)	125	15.49	2
Royalty expense	-		(19)	-		(11)
Total	2,549		79	2,323		66

	Nine months ended September 30,
	2004			2003
	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)	Volume (bbls)	Average price ($ per bbl)	Total ($000’s)
Natural gas liquid sales	7,422	37.51	278	7,515	38.39	289
Royalty income	354	16.15	6	185	24.00	4
Royalty expense	-		(64)	-		(63)
Total	7,776		220	7,700		230

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

Proceeds from Carried Interests.  Proceeds from carried interests decreased significantly when compared with prior periods.  The decrease is due to the impact of conversion of the Company’s Kotaneelee carried interest to a working interest effective May 1, 2004.  The Company expects that proceeds from carried interests will be an insignificant revenue item in the future, and may remove discussion of this item in the future.  The following is a comparison of the proceeds from carried interests for the periods indicated:

Summary - Proceeds from Carried Interests ($000's)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Kotaneelee	4	1,442	3,476	7,416
Other properties	2	1	6	5
Total	6	1,443	3,482	7,421

Average carried interest natural gas prices declined 4% for the nine-month period ended September 30, 2004 as compared to the related nine-month period in 2003.

During the year 2000, the operator of the carried interest properties at Buick Creek, Wargen and Clarke Lake withheld approximately $1,081,000 in payments from the carried interest account to recover an amount claimed to have been overpaid to Canada Southern in prior years.  Canada Southern disputed the operator’s position and on April 6, 2004, reached a compromise and an agreement with the operator.  In full settlement of this issue, Canada Southern received $300,000 and was also recognized as an owner of certain items that were previously charged to the carried interest account.  The Company became recognized as a proprietary owner, and received copies of approximately 183 km (114 miles) of 2-D seismic data in the areas of Buick Creek, Wargen and Peejay of N.E. British Columbia.  Canada Southern also became recognized as an 11.5% working interest owner in the pooled salt water disposal facilities at Clarke Lake.

Further, in connection with the settlement, Canada Southern expended $131,000 to acquire an interest in the pipeline infrastructure at Clarke Lake, and paid salt water disposal operating costs of $6,000 for the period from January 7, 2001 to December 31, 2003.

During the second quarter of 2004, Canada Southern recognized the $300,000 cash component of the settlement as other income and recorded the $131,000 acquisition of the pipeline infrastructure as capital additions.  As the salt water disposal facility and the seismic were previously charged to the carried interest account, no accounting recognition of those components is required.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

The volumes in thousand cubic feet (mcf) and barrels (bbls) (before deducting royalties) and the average price of natural gas per mcf and liquids per bbl sold during the periods indicated were as follows:

Proceeds from Carried Interests
	Three months ended September 30,
	2004			2003
	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)
Natural gas sales (mcf)	131	5.87	1	445,431	5.27	2,348
Liquids (bbls)	29	50.28	1	25	-	(4)
Transportation			-			(330)
Royalty expense			-			(206)
Operating costs			(1)			(362)
Capital costs			5			(3)
Total			6			1,443

	Nine months ended September 30,
	2004			2003
	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)	Volume (mcf/bbls)	Average price ($ per mcf/bbl)	Total ($000’s)
Natural gas sales (mcf)	765,278	5.83	4,459	1,694,506	6.07	10,294
Liquids (bbls)	125	45.70	6	99	-	-
Transportation			(286)			(935)
Royalty expense			(472)			(1,328)
Operating costs			(222)			(606)
Capital costs			(3)			(4)
Total			3,482			7,421

Interest and Other Income.  Interest and other income increased 23% in the third quarter of 2004 to $204,000 from $165,000 in the third quarter of 2003.  Included as a reduction in other income in the third quarter of 2004 is $48,000 paid to certain former-employee holders of contingent interests in the Kotaneelee litigation.

For the nine months ended September 30, 2004, interest and other income amounted to $987,000, 103% higher than the $486,000 received in the same period in 2003.  Excluding the $300,000 settlement proceeds received in the second quarter of 2004, as discussed above in the section “Proceeds from carried interests,” the interest and other income received in the three quarters ended September 30, 2004 was 41% higher than that received in the first nine months of 2003.  This increase is a result of the additional funds available for investment after receiving the proceeds from the settlement of the Kotaneelee litigation in the fourth quarter of 2003.

General and Administrative.  General and administrative costs decreased 24% in the third quarter of 2004 to $789,000 from $1,039,000 in the third quarter of 2003 primarily because of decreases in consultants’ expenses and directors’ fees and expenses.  Salaries and benefits increased 128% due to the addition of a Controller in March 2004 and a President and Chief Executive Officer in April 2004.  Fees paid to consultants were lower because of decreased use compared to the same period in 2003.  Directors’ fees and expenses were lower in 2004 than in 2003 due mainly to the large number of Board meetings in the 2003 period relating to negotiating and settling the Kotaneelee litigation.  No general and administrative expenses were capitalized during the period.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

For the nine months ended September 30, 2004, general and administrative costs were $2,438,000 or 10% higher than the $2,222,000 incurred during the first nine months of 2003.  The main contributors to the $216,000 increase were salaries and benefits, and consultants’ expenses.  The Company expects that investor relations costs will increase in the fourth quarter of 2004 due to the proxy printing, mailing and solicitation costs associated with the modernization of corporate governance to be considered by shareholders in special meetings to be held on November 30, and December 15, 2004.

General and Administrative ($000’s)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Consultants	88	176	425	362
Salaries and benefits	137	60	347	168
Investor relations	39	44	255	218
Insurance expense	71	99	265	222
Directors’ fees and expenses	100	165	368	342
Audit and professional services	38	87	121	181
Legal	254	351	431	576
Other	62	57	226	153
Total	789	1,039	2,438	2,222

Legal expenses decreased 28% during the third quarter of 2004 to $254,000 from $351,000 during the third quarter of 2003.  Overall legal expenses decreased, when compared with the third quarter of 2003, as a result of settling the Kotaneelee litigation in September 2003.  Legal expenses for the second and third quarters would have been still lower, but for the Company’s use of legal services in conjunction with modernizing its corporate governance.

For the nine-month periods ended September 30, legal expenses amounted to $431,000 and $576,000 for 2004 and 2003, respectively.  Legal work decreased significantly, year over year, given the settlement of the Kotaneelee litigation in September 2003.  While legal costs related to the litigation have decreased due to the Kotaneelee settlement, new disclosure, accounting and corporate governance regulations have been adopted in both Canada and the United States, and are expected to contribute to increased legal expenses during the remainder of the year.

The Company has been incurring significant administrative, auditing and legal expenses with respect to new SEC and accounting rules adopted pursuant to the Sarbanes-Oxley Act of 2002 (The Act).  Such expenses will continue and may increase, particularly due to the requirements to document, test and audit the Company's internal controls to comply with Section 404 of the Act and rules adopted thereunder that will apply to the Company for the first time with respect to its annual report for the fiscal year ending December 31, 2005.

Lease Operating Costs.  Lease operating costs increased 94% from $198,000 in the third quarter of 2003 to $383,000 in the third quarter of 2004.  The increase was mainly due to the conversion to working interest at Kotaneelee effective May 1, 2004, which requires recognition of lease operating expenses in the income statement rather than as a deduction from carried interest revenue.

For the nine months ended September 30, 2004 lease operating expenses were 19% higher at $1,045,000, compared to $877,000 in 2003.  On a $/boe basis, lease operating expenses were $3.15/boe for the first nine months of 2004 and $2.31/boe for the same period in 2003.  As production levels decline lease operating costs on a $/boe basis are expected to increase given that a portion of those costs is effectively fixed.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization expense increased 84% in the third quarter of 2004 to $796,000 from $433,000 in the third quarter of 2003.

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

For the nine months ended September 30, 2004, depletion, depreciation and amortization expense amounted to $2,418,000, 64% higher than the $1,470,000 recorded for the same period in 2003. The increased depletion rate is mainly due to non-Kotaneelee capital expenditures incurred during the fourth quarter of 2003 and the nine months of 2004 without, as yet, corresponding booked increases in proven reserves.

Through the end of the third quarter, all costs incurred in drilling the Kotaneelee L-38 well have been capitalized.  Canada Southern has not recorded any depletion expense for the drilling costs of the Kotaneelee L-38 horizontal well that commenced on August 22, 2004.  The Company believes that the well represents a major development project, and as the cumulative well costs to September 30, 2004 were $2,664,000 (or approximately 22% of the net book value of capital assets as at September 30, 2004), inclusion of the amounts for depletion purposes would not represent a fair matching of revenues with expenses.  Had Canada Southern included these costs in the depletable base, depletion for the three and nine months ended September 30, 2004 would have been $557,000 higher.  Once drilling of the well is completed, and the results are known, the Company will include all drilling costs in the depletable base.

There is no assurance that the Kotaneelee L-38 horizontal well will be successful.  If the well is unsuccessful, because of the large capital investment, the Company might experience a ceiling test impairment that could result in a material write-down of its oil and gas properties and equipment.

Asset Retirement Obligations Accretion Expense.  Asset retirement obligations accretion expense increased by 109% to $60,000 in the third quarter of 2004 compared with the restated amount of $29,000 in the third quarter of 2003.

For the nine months ended September 30, asset retirement obligations accretion expense was $180,000 and $60,000 for 2004 and 2003 respectively.  The increase is mainly due to the addition of liabilities resulting from the settlement of the Kotaneelee litigation.  In connection with the settlement, the Company agreed to be responsible for its share of abandonment and reclamation liabilities at the Kotaneelee field when they occur.  At the time of settlement, it was estimated that the Company’s 30.67% share of the abandonment liabilities amounted to approximately $2,400,000 (undiscounted).

Canada Southern has not included any asset retirement obligations for the Kotaneelee L-38 horizontal well that is currently drilling.  This well commenced drilling on August 22, 2004 and is estimated to take 150 days to drill.  The commercial success or failure of the well will be unknown at least until such time as the drilling has been completed.  If the well is determined to be capable of production, sufficient information is expected to be available at that time to estimate the components of the asset retirement obligation.  However, if the well is unsuccessful it would immediately be abandoned, with the related abandonment costs included in oil and gas property and equipment, subject to the ceiling test impairment mentioned above.

Stock Option Expense.  Stock option expense increased to $230,000 in the third quarter of 2004 compared to $4,000 for the comparable period in 2003 after retroactive adoption of the Canadian Institute of Chartered Accountant’s (CICA) section 3870 (Stock-based Compensation and Other Stock-based Payments).

For the nine months ended September 30, 2004, $497,000 was recorded for stock option expense compared to $200,000 for the same period in 2003.  The increase is due to the number of options granted during the first nine months of this year compared to last year.  In 2004, options have been granted to two new employees and two directors, for a total of 230,000 stock options.  During the first nine months of 2003, only 50,000 stock options were granted.

Foreign Exchange.  A foreign exchange loss of $105,000 was recorded in the third quarter of 2004, compared to a gain of $15,000 in the third quarter of 2003 on the Company’s U.S. dollar investments.  Recent growth in the value of the Canadian dollar relative to the value of the U.S. dollar requires the company to recognize this exchange loss on its U.S. dollar balances during the third quarter.  (For discussion of U.S> dollar balances see below: “(Item 3: Quantitative and Qualitative disclosure about Market Risk”).

Three and nine months ended September 30, 2004 vs. September 30, 2003 (Cont’d)

For the nine months ended September 30, 2004, a foreign exchange loss of $10,000 was recorded, compared to a loss of $422,000 incurred during the same nine-month period of 2003.  The Company expects to record further foreign exchange losses or gains during the year, but cannot predict either with certainty.  The value of the Canadian dollar was U.S. $.7724 at December 31, 2003 compared to U.S. $.7875 at September 30, 2004.

Income Taxes.  An income tax provision of $503,000 was recorded in the third quarter of 2004 compared to an income tax provision of $9,546,000 during the third quarter of 2003.

The income tax provision for the nine months ended September 30, 2004 was $1,664,000, with an effective tax rate of 43%, compared to a provision of $11,546,000, or 40%, for the same period in 2003.

In 2003, the Company re-filed certain prior year income tax returns.  Federal taxation authorities are currently completing their audit of the re-filings, and have not notified the Company of their formal determination.  Canada Southern expects that the audit process will be finalized during the fourth quarter of 2004, and expects the final outcome of the audit may result in a material increase to fourth quarter earnings.

Liquidity and Capital Resources

At September 30, 2004, Canada Southern had $40,422,000 of cash and cash equivalents.  These funds are expected to be used for general corporate purposes including exploration and development activities.  The oil and gas business is inherently risky and capital intensive and can require significant capital and cash resources to expand and develop the business.

Net cash flow used in operations during the first nine months of 2004 was $3,567,000 compared to the net cash flow provided from operations of $5,562,000 during the first nine months of 2003.

Nine months Ended September 30, 2004 ($000’s)

Increase in income from operations	5,668
Net changes in accounts receivable and other assets	(104)
Net changes in current liabilities	(9,131)
Decrease in net cash provided by operations	(3,567)

In connection with the receipt of taxable proceeds from the settlement of the Kotaneelee litigation in 2003, the Company paid $9,943,300 of cash income tax during the nine months ended September 30, 2004.

Canada Southern’s current cash flow from oil and gas operations is mainly derived from the Kotaneelee field.  Net field level receipts from Kotaneelee represented approximately 66% of the Company’s total net field receipts for the nine months ended September 30, 2004, compared to 80% in the same period of 2003.

The Kotaneelee property continues to experience an increase in water production, and a decrease in gas production.  There is a possibility that Canada Southern’s cash flow from Kotaneelee could either be significantly reduced or terminated at any time in the future.

Further development of the Kotaneelee field may assist with the recovery of the existing remaining reserves, and as well, identify additional reserves.  However, future development of Kotaneelee is highly risky due to the complexity and depth of the producing formation, inherent risks of seismic interpretations and the costs of drilling.

Liquidity and Capital Resources (Cont’d)

Effective May 1, 2004, Canada Southern converted from a 30.67% carried interest in the Kotaneelee gas field to a 30.67% working interest.  On May 3, 2004, the Company was served by the field operator with a notice to commence drilling a development well in the third quarter of 2004.  Canada Southern elected to participate to its full 30.67% working interest.  The notice from the operator to drill and case the proposed well included an estimated gross cost of $16,738,000, of which Canada Southern’s share is approximately $5,133,000.  At November 8, 2004, gross drilling costs are estimated to be $12,917,000 ($3,962,000 net to Canada Southern).  If the drilling of the well is successful, it is estimated that a further $5,610,000 (gross) will be incurred to complete and tie-in the well.  The well commenced drilling on August 22, 2004 and the operator estimates it will take approximately 150 days to drill the well.

The Company is continuing to evaluate the existing developed reserves at Kotaneelee and further exploration opportunities on the lease.

The Company’s northeast British Columbia properties are not as risky as Kotaneelee, but cannot be considered low risk due to depth of drilling, surface access, and related costs.

Canada Southern is currently preparing for the winter 2004/2005 drilling/construction season.  Canada Southern undertook a 25 square mile proprietary 3-D seismic program at Mike/Hazel in late 2003 and the geophysical interpretation has recently been completed.  The Company has farmed in on additional lands in the area and has committed to drill a $2,200,000 (estimated gross dry and abandoned cost) well during the 2004/2005 winter drilling season.  The Company also intends to drill a 100% working interest well for an estimated cost of $700,000 (dry and abandoned cost) this winter drilling season.

The Company drilled and cased a 100% working interest gas well at Siphon in late 2003.  Several formations were completed and tested at various times during the first nine months of 2004.  A pipeline application was recently submitted to the applicable regulatory authority, and once the application is approved, Canada Southern intends to commence the construction of the pipeline to tie-in this well.  Initial production rates are expected to be approximately 450 mcf/d.

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

During the nine months ended September 30, 2004, Canada Southern expended $5,093,000 on capital additions.  During the remainder of 2004, further capital expenditures for land, seismic, drilling, workovers, equipment, and other activities are expected to be up to $5,000,000.  A summary of capital expenditures for the three and nine months ended September 30, 2004, by area, is as follows:

Capital Expenditures ($000’s)

	Three Months Ended September 30, 2004
	Land	Seismic	Drilling	Completions	Facilities/ equipment	Total
Mike/Hazel	177	35	-	-	-	212
Siphon	1	4	20	146	-	171
Buick Creek	2	-	-	-	(74)	(72)
40 Mile Coulee	7	-	-	59	-	66
Clarke Lake	-	-	-	-	-	-
Kotaneelee	-	1	2,664	11	-	2,676
Others	6	(26)	-	-	5	(15)
Total	193	14	2,684	216	(69)	3,038

Liquidity and Capital Resources (Cont’d)

Capital Expenditures ($000’s)
	Nine months Ended September 30, 2004
	Land	Seismic	Drilling	Completions	Facilities/ equipment	Total
Mike/Hazel	181	703	-	-	-	884
Siphon	264	5	16	743	-	1,028
Buick Creek	4	-	64	34	(38)	64
40 Mile Coulee	18	14	-	64	-	96
Clarke Lake	-	-	-	-	133	133
Kotaneelee	4	181	2,664	11	-	2,860
Others	8	9	-	6	5	28
Total	479	912	2,744	858	100	5,093

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

Full cost ceiling test calculations

Canada Southern follows the full cost method of accounting for its oil and gas properties.  The full cost method requires Canada Southern to calculate whenever there is an indication of impairment, a “ceiling test” or limitation of the amount of properties that can be capitalized on the balance sheet.

The ceiling test is a cost recovery test that compares the expected future net revenues from the Company’s oil and gas assets (adjusted for certain items) with the capitalized or net book value on the consolidated balance sheet.  If the capitalized costs on the consolidated balance sheet are in excess of the calculated ceiling, the excess must be immediately written off as an impairment loss.

Effective January 1, 2004, the Company has adopted the new Canadian Institute of Chartered Accountants (CICA) Accounting Guideline AcG-16 “Oil and Gas Accounting – Full Cost”.  Under the new guideline, cash flows used in the ceiling test calculation are estimated using expected future product prices and costs.  Prior to adopting this new standard, constant dollar pricing was used to test impairment.  There is no impact on the Company’s reported financial results for the first nine months of 2004 as a result of adopting this guideline.

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

Critical Accounting Policies (Cont’d)

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

Revenue recognition

Revenue is recorded in the period when the proceeds become receivable and measurable and collection is reasonably assured.  Under certain agreements Canada Southern receives oil and natural gas revenues net of operating and capital costs incurred by the working interest participants.  The time the net revenues become receivable and collection is reasonably assured depends on the terms and conditions of the relevant agreements and the practices followed by the operator.  As a result, reported net revenues may lag the production month by one or more months.

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

Canada Southern does not have any significant exposure to financial market risk as the only market risk sensitive instruments are investments in commercial paper and marketable securities. At September 30, 2004, the carrying value of such investments (including those classified as cash and cash equivalents) was $40,422,081, which was approximately equal to the fair value and face value of the investments.

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

To ensure capital preservation, Canada Southern’s investment policy allows only investments within the highest quality ratings of R-1 (high, mid, or low).  Given that credit ratings can change rapidly, Canada Southern’s current practice is to invest in a particular investment for periods no longer than 90 days.  As a result of the strategy to select high quality investments in combination with short terms to maturity, Canada Southern expects to hold the investments to maturity, and realize maturity value.

In addition, the investments in marketable securities included investments held in United States currency, which are subject to foreign exchange fluctuations.  At September 30, 2004, the U.S. dollar investments totalled $1,265,849 (U.S. $996,810) (December 31, 2003 - $2,067,193; U.S. $1,596,781).

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer (collectively the “Executives”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934) as of September 30, 2004. Based on this evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s Securities and Exchange Commission ("SEC") reports is recorded, processed,  summarized and reported within the time periods specified in SEC rules and forms relating to the Company and its consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Controls

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its annual report for the year ending December 31, 2005 and in subsequent annual reports thereafter.  The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls.  In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company intends to initiate a process to document and evaluate its internal controls over financial reporting during the first quarter of fiscal 2005.

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

In the third quarter of 2003, the Company realized a gross pre-income tax amount of $22,727,000 (see contingent interest litigation discussion below) in the settlement, which amount represents a complete settlement of the litigation, including a recovery of the wrongfully withheld gas processing fees and related interest.  These proceeds constitute taxable income for Canadian income tax purposes upon receipt by the Company.

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

In September 2004, Canada Southern settled with certain former-employee contingent interest holders for $48,000.

The Company believes it has no further material exposure regarding this matter.

Item 5.

Other Information

(a) Special Meetings of Shareholders

As previously reported, the Company’s Board of Directors previously directed its Corporate Governance and Nominating Committee to carry out a thorough review of the Company’s Articles of Association and Articles of Continuance, with a view to updating the governance of the Company.  This review, led by Messrs. Richard McGinity and Myron Kanik, commenced in May 2004.  The review included all aspects of the Company’s Articles, including but not limited to the Company’s Nova Scotia domicile; share voting restrictions; Board structure, qualifications, compensation and incentives; shareholder proposals and related matters.  The review culminated in the calling of special meetings of the shareholders during the fourth quarter of 2004 to consider changes recommended by the Board of Directors.

On October 21, 2004, the Company filed with U.S. and Canadian securities regulators its definitive proxy materials relating to a special meeting of the Company’s shareholders that will be held on November 30, 2004 in Calgary, Alberta.  A special confirmatory meeting of shareholders will also be held on December 15, 2004 in Calgary, Alberta.  The two meetings will be held at the Plaza Room at The Metropolitan Centre, 333 – 4th Avenue S.W., Calgary, Alberta at 11:00 A.M. on these dates.  As previously announced, the record date for both of the Meetings was Monday, October 18, 2004.

The purpose of the Meetings is to allow shareholders to consider and, if thought appropriate, enact changes to the corporate governance structure for the Company.  The governance changes will be implemented by the continuance of the Company from being a corporation governed by the corporate legislation of Nova Scotia to be a corporation governed by the corporate legislation of Alberta.  At the special meeting, shareholders will be asked to vote on special and ordinary resolutions with respect to the following four items: (1) the continuance of the Company from Nova Scotia to Alberta and the adoption of the articles of continuance and new corporate bylaws under the Business Corporations Act (Alberta); (2) the elimination of the five-year term for directors, so that commencing at the 2005 Annual General Meeting each director will be elected annually for a one-year term; (3) the elimination of the 1,000 share voting limitation, so that each shareholder will be entitled to vote all shares held by him or her; and (4) the elimination of the requirement for director approval of shareholder action.  The Company mailed its definitive proxy materials to shareholders on or about October 25, 2004.

(a) Special Meetings of Shareholders (cont’d)

The Company’s proxy materials relating to the Meetings may be obtained free of charge from the SEC via its Electronic Data Gathering, Analysis, and Retrieval System (EDGAR) system and with the Canadian Securities Administrators’ System for Electronic Document Analysis and Retrieval (SEDAR).  A link to the Company’s SEC and SEDAR filings can also be found on the Company website address of www.cansopet.com.

(b) Foreign Private Issuer Reporting Status

Since June 2003, the Company has qualified as a “foreign private issuer” under Rule 3b-4 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s Audit Committee recently recommended to the full Board of Directors, and the full Board adopted a resolution providing that, effective December 31, 2004, the Company will commence filing with the SEC as a foreign private issuer in satisfaction of its periodic reporting obligations under Section 13(a) of the Exchange Act.  The Company’s Board of Directors determined to commence filing as a foreign private issuer because of several factors including, the Company’s preliminary determination that if it did not make the change it will be deemed to be an “accelerated filer” under the Exchange Act as of December 31, 2004 and the consequences of that determination under rules adopted by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of the determination described above, the Company will no longer be required to file its periodic reports with the SEC on Forms 10-K and Form 10-Q, as well as current reports on Form 8-K.  Rather, the Company intends to file its future annual reports, beginning with the annual report for the fiscal year ending on December 31, 2004, on Form 40-F, a Form used by certain Canadian issuers (or if such Form is unavailable, on Form 20-F).  The Company’s future annual reports to be filed on either of these Forms will adhere to the requirements of the applicable Form and all applicable U.S and Canadian securities rules, regulations and exchange listing standards and Canadian generally accepted accounting principles (with reconciliations to U.S. GAAP as needed).  The Company intends to file the 2004 annual report on or before March 31, 2005.

In lieu of filing quarterly reports on Form 10-Q, the Company will file with the SEC all quarterly, current and/or other reports required under Canadian securities laws, rules and regulations and the rules of the Toronto Stock Exchange on Form 6-K.

The Company’s transition to foreign private issuer reporting will also have other effects on the Company’s current reporting practices under the Exchange Act.  First, the Company will prepare and file its proxy materials in accordance with applicable Canadian and TSX rules and regulations and file these materials with the SEC under cover of Form 6-K.  As a result, the Company will no longer be subject to Sections 14(a), (b), (c) and (f) of the Exchange Act and the proxy rules (and Schedule 14A) promulgated thereunder.  In addition, the Company’s directors and executive officers would be exempted from the reporting and short-swing profit recovery provisions of Section 16 of the Exchange Act pursuant to Exchange Act Rule 3a12-3(b).

All of the Company’s reports filed as a foreign private issuer will still be submitted electronically via the EDGAR system and the Canadian SEDAR system and will be available to the Company’s shareholders as of the filing date and time.  In addition, the Company will continue to make available all of its SEC and SEDAR filings via a hyperlink on the Company’s website and will post all of its press releases and certain other corporate information on the website, www.cansopet.com.

Item 6.

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

September 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANADA SOUTHERN PETROLEUM LTD.

Registrant

Date:  November 8, 2004

  by /s/ John W. A. McDonald

John W. A. McDonald

President and Chief Executive Officer